Form 10-K
period 1993-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1994-03-31
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Fee Required For the fiscal year ended December 31, 1993

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      Commission File Number 0-17684

                      ML/EQ REAL ESTATE PORTFOLIO, L.P.
       (Exact name of registrant as specified in governing instrument)

                    Delaware                             58-1739523
             (State of organization)          (IRS Employer Identification No.)

3414 Peachtree Road, Atlanta, Georgia                       30326
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area  code:  (404) 239-5002

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
  -------------------             -----------------------------------------
        None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                  Beneficial Assignee Certificates ("BACs")
          representing assignments of Limited Partnership Interests
                               (Title of Class)

                Limited Partnership Interests underlying BACs
                               (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  x    No
                                            ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                Not Applicable
                      DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Prospectus of the Registrant dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (File No. 33-11064) filed pursuant to Rule 424 of the Securities Act of 1933, as amended, are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K.

                                    PART I.

ITEM 1.  BUSINESS

      General. The registrant, ML/EQ Real Estate Portfolio, L.P. (the "Partnership"), is a limited partnership formed on December 2, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware.

      The Partnership's two general partners are EREIM Managers Corp., a Delaware corporation (the "Managing General Partner"), and MLH Real Estate Associates Limited Partnership, a Delaware limited partnership (the "Associate General Partner" and, together with the Managing General Partner the "General Partners"). The Managing General Partner is an indirect, wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") and the general partner of the Associate General Partner is an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch").

      The Partnership offered to the public $150,000,000 of Beneficial Assignee Certificates (the "BACs"), which evidence the economic rights attributable to limited partnership interests in the Partnership (the "Interests"), in an offering which commenced in 1987. The offering was made pursuant to a Prospectus dated April 23, 1987, as supplemented by Supplements dated December 29, 1987 (the "December Supplement"), March 3, 1988 (the "March 3 Supplement") and March 17, 1988 (the "March 17 Supplement"), filed with the Securities and Exchange Commission (the "SEC") in connection with a Registration Statement on Form S-11 (No. 33-11064). The Prospectus as supplemented is hereinafter referred to as the "Prospectus." Capitalized terms used in this annual report and that are not defined herein have the same meaning as in the Prospectus.
The offering terminated on March 29, 1988. On March 10, 1988, the Partnership's initial investor closing occurred at which time the Partnership received $92,190,120, representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership's final investor closing occurred at which time the Partnership received $16,294,380, representing the proceeds from the sale of an additional 814,719 BACs. In total, the Partnership realized gross proceeds of $108,484,500 from the public offering, representing the sale of 5,424,225 BACs.

      Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans and considers its business to represent one industry segment, investment in real property. The Partnership does not segregate revenues by geographic region and such a presentation is not required as it would not be material to an understanding of the Partnership's business taken as a whole. The Partnership has no employees.

      As expected, following its investor closings, the Partnership contributed the net proceeds of its offering to EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable. The Venture was formed in March 1988. The capital of the Venture was provided approximately 80% by the Partnership and approximately 20% by EREIM LP Associates.

      The Venture has completed its acquisition of a diversified portfolio of real properties and mortgage loans secured by real properties. Based on acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness
         (the "Properties"), approximately 25% in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans (the Zero Notes and the fixed rate first mortgage loans are hereinafter referred to as the "Mortgage Loans"). The Properties and the properties securing Mortgage Loans include commercial, industrial, residential and warehouse/distribution properties.

                At December 31, 1993, the Venture owned nine Properties (one of which consists of two adjacent office buildings) purchased at an aggregate cost of approximately $68.1 million. In addition, the Venture owned interests in two Zero Notes representing principal and accrued interest on the dates of acquisition of approximately $33.1 million, and had two remaining fixed-rate first mortgage loans in the aggregate principal amount of $15.5 million. The Partnership accepted an early $10.5 million pay-off in November 1993 of a third fixed-rate first mortgage loan which had an original principal amount of $14 million and which would have matured in 1998. (Amounts identified, in each case, are exclusive of closing costs.) Reference is made to ITEM
         2. PROPERTIES for information concerning the Properties, the Zero Notes (including the proposed terms of a transaction with respect to Northland Center and the Zero Notes) and the fixed rate first mortgage loans.

                Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below cost. Impairment is determined by calculating the sum of undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the undepreciated cost of the Property, the Property will be recorded on the financial statements at this amount. With respect to Mortgage Loans, Management reviews the valuation of the underlying security as determined by third party appraisals when available.
         Third party appraisals have been performed on an ongoing basis only for the Brookdale Center and Northland Center. Due to ongoing negotiations with respect to the Northland transaction, the 1994 third party appraisal has been deferred until a later date, although an internal appraisal has been performed on the Northland Center. Appraisals have not been conducted with respect to the remaining Mortgage Loans. Management reviews the underlying security through a reinspection process that occurs no less frequently than once every three years. This review process includes an estimate of future cash flows produced by the security. Reinspection on the Bank of Delaware Building was performed in 1993. All remaining mortgages were reinspected in 1992. Based on Management's valuation of the Northland Center, the Partnership has, as of June 30, 1993, determined that it would not continue to accrete interest on the Northland Zero Note for book purposes. As of December 31, 1993, the Partnership recognized a loss of $7,628,000 and reduced the value of the asset on its books from $35,145,363 to $27,517,363 to reflect its carrying value.

                Neither the Partnership nor the Venture has any real property investments located outside the United States.

                Leasing Information. At December 31, 1993, approximately 91.8% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 5.2%, 13.8% and 10.6% of the Properties rentable square feet are scheduled to expire in 1994, 1995, and 1996 respectively. See Item 2. PROPERTIES for infomation regarding percentages of space under lease for each of the Properties securing Mortgage Loans, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1994 to 1996.

                Competition. The Properties and the properties that secure the Mortgage Loans may compete for, among other things, desirable tenants with other properties in the areas in which they are located, which may include properties owned or managed directly or indirectly by Equitable or its subsidiaries and affiliates or affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of properties securing Mortgage Loans and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants in the Properties and the properties that secure the Mortgage Loans may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Partnership's Richland Mall Property.

                Currently, many areas of the country including some in which one or more of the Properties or properties that secure Mortgage Loans are located are experiencing relatively high vacancy rates which may adversely impact the ability of the Venture and the owners of the properties that secure the Mortgage Loans to retain or attract tenants as leases expire or may adversely affect the level of rents which may be obtained (or increase the levels of concessions that may have to be granted). The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrowers on the Mortgage Loans to meet their obligations under such loans will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties and the properties secured by the Mortgage Loans.


                The holding period for the Properties was originally intended to be 7 to 10 years and, other than the Property located at 1850 Westfork Drive, Lithia Springs, Georgia, the lease for which grants an option to purchase to the tenant within the first year, the Partnership currently does not anticipate that the Properties generally will be sold prior to that time unless market conditions demand that earlier action be taken. It is anticipated that if the Northland Center transaction, as further described below, is consummated, the holding period for the Northland Center will be approximately 3 to 6 years from consummation. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are sought to be sold. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of a Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect the ability of borrowers under Mortgage Loans, none of which mature before June 1995, to sell or refinance the properties securing such Loans, which may adversely affect the ability of borrowers to pay such loans at maturity. In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until all of the Mortgage Loans it holds (other than purchase money notes from the sale of a property) are paid or sold, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

                Conflicts of Interest. Equitable and its subsidiaries and affiliates are among the largest managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing the Partnership's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of the Partnership or the Venture.

                Presently, a significant number of the properties owned by the Venture are managed by Compass Management and Leasing, Inc. ("Compass"), an affiliate of Equitable. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement. It is anticipated that additional property management services will be provided by Compass or another Equitable affiliate, Compass Retail, Inc., for other Properties at market rates, including the Northland Mall if that transaction, as further described below, is completed. If the Venture forecloses on the Bank of Delaware Building, it is anticipated that the Venture would retain Compass as property manager
         of such Property.   See Item
         2. PROPERTIES - Mortgage Loans.

                Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy; provided, however, that such working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase. Working capital reserves are approximately 15% of the Partnership's gross offering proceeds as of December 31, 1993.
         See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                Insurance. The Properties are covered under insurance contracts which provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in accounts which are advised or managed by Equitable or its subsidiaries as well as certain properties in which Equitable, its subsidiaries or its insurance company separate accounts have an ownership interest. The general liability coverage has a limit of $1 million per occurrence, and is supplemented by an umbrella policy with a limit of $100 million per occurrence. The contract for general liability coverage has a one year term and expires on October 1, 1994. The property damage coverage has a limit of $1 billion per occurrence, except that coverage for earthquake damage (other than for California properties) is subject to an annual and per occurrence limit of $500 million ($90 million for California properties), coverage for flood is subject to an annual and per occurrence limit of $500 million, and coverage for boiler and machinery damage is subject to a limit of $50 million per occurrence. The property damage coverage has a deductible of $100,000 per occurrence, except that earthquake coverage on California properties is subject to a $5 million deductible per occurrence. The contract for property damage coverage has a one year term and expires on August 1, 1994. Discussions are currently ongoing for improvements to the policy for earthquake coverage.

                Although the Venture carries comprehensive insurance on the Properties and the terms of each of the Venture's Mortgage Loans require the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available, at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit borrowers under the Mortgage Loans to obtain and maintain coverage that differs from the requirements of the mortgages, with a view to requiring appropriate insurance on the properties which secure the Mortgage Loans in light of prevailing insurance market, economic and other factors. This may result, however, in insurance which will not cover the full extent of a loss or claim.

                Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement entered into between EREIM LP Associates and the Venture (the "Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the BAC Holders will enable the Partnership to provide the BAC Holders with the Minimum Return equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions calculated from the investor closing at which an investor acquired one's BACs.

                The Venture has assigned the Guaranty Agreement to the Partnership in exchange for the Partnership's assumption of the Venture's obligation to pay the Guaranty Fee. Any monies distributed by the Partnership to BAC Holders and/or Limited Partners on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

                If the Venture holds a purchase money note from the sale of a Property at the time all other investments of the Partnership and the Venture have been disposed of and the proceeds distributed, any remaining obligation of EREIM LP Associates under the Guaranty Agreement will be reduced by the discounted value (at the market rate of interest on the date the Venture acquired the purchase money note of a U.S. Treasury security having a comparable term) of principal and interest payments on the purchase money note. EREIM LP Associates will be required to either purchase the purchase money note from the Venture at its discounted value or guarantee timely payment of principal and interest under the note, but only to the extent such note reduces obligations under the Guaranty Agreement, so long as the note does not reduce obligations below zero. If, as it is permitted to do, the Venture sells a purchase money note at a premium over the discounted value of the note, the premium will be paid to EREIM LP Associates to the extent of any payments made under the Guaranty Agreement. Moreover, EREIM LP Associates will be entitled to receive any cash payments paid to the Partnership (other than payments from a purchase money note guaranteed by EREIM LP Associates) to the extent that it has made any payment under the Guaranty Agreement.

                The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1993 are limited to $251,496,465 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

                The general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse to EREIM LP Corp. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due. The maximum liability of Equitable under the Keep Well Agreement as of December 31, 1993 is $251,496,465. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

                The Keep Well Agreement is an unsecured contractual liability of Equitable and is not a policy of insurance. Since the Guaranty Agreement is nonrecourse to Equitable as a partner of EREIM LP Associates and the obligation under the Keep Well Agreement to pay all obligations of EREIM LP Corp. is not for the benefit of third parties, including the Partnership and BAC Holders, BAC Holders will have no direct cause of action against Equitable to enforce such obligations of Equitable under the Keep Well Agreement. However, if the assets of EREIM LP Associates and EREIM LP Corp. are insufficient to satisfy EREIM LP Associates' obligations under the Guaranty Agreement, a proceeding in bankruptcy could be commenced against EREIM LP Corp. In such event the debtor-in-possession or trustee in bankruptcy would have a claim against Equitable to compel performance under the Keep Well Agreement. If the Managing General Partner, which is an affiliate of Equitable, did not commence an involuntary bankruptcy proceeding against EREIM

         LP Corp. on behalf of the Partnership, the Initial Limited Partner on behalf of BAC Holders would have a right to compel the Partnership to commence such involuntary bankruptcy proceeding.

                The New York Insurance Law contains provisions limiting the amount of an investment by a New York life insurance company, such as Equitable, in certain of its subsidiaries and in real estate. The Keep Well Agreement provides that Equitable's obligation thereunder is subject to compliance with any applicable limitation on investment contained in the New York Insurance Law.

                At December 31, 1993, 1992, and 1991, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $1.83 billion, $1.64 billion, and $1.11 billion, respectively. At December 31, 1993, and 1992, Equitable's total capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $ 3.26 billion and $2.27 billion, respectively, and at December 31, 1991, Equitable's total capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Mandatory Securities Valuation Reserve, was approximately $1.65 billion.

                The Equitable Companies Incorporated (the "Holding Company"), a Delaware corporation which owns all of Equitable's outstanding capital stock, files consolidated financial statements with the SEC in connection with its Form 10-K (File No. 1-11166), which includes financial information pertaining to the Holding Company and its subsidiaries including Equitable. Such Form 10-K can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices at prescribed rates.

                Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization." The process was completed in July 1992 after the approval of the New York Insurance Department and the closing of the initial public offering of the common stock of the Holding Company.

                The largest stockholder of the Holding Company is AXA, a member of a group of companies that is the second largest insurance group in France and one of the largest insurance groups in Europe. AXA currently owns 49% of the outstanding shares of common stock of the Holding Company plus convertible preferred stock and redeemable preferred stock. Under its investment agreement with Equitable and the Holding Company, AXA is able to exercise significant influence over the operations and capital structure of the Holding Company, Equitable and its subsidiaries. After September 19, 1994 (or earlier under certain circumstances) AXA may increase its ownership of the Holding Company's common stock by converting certain convertible securities that it currently owns or through purchases.

                AXA made its initial investment in Equitable in July 1991 when Equitable was a mutual insurance company. It purchased $1 billion in notes that were exchanged for capital stock of the Holding Company in July 1992 in connection with the demutualization.


                As part of the investment agreement, AXA has the right to nominate representatives to the board of directors of Equitable, the Holding Company and all of their significant subsidiaries, and to committees of those boards, in proportion to the percentage of the Holding Company's common stock beneficially owned by AXA. Currently, AXA has 8 directors on the Holding Company board out of a total of 19 directors and 11 directors on Equitable's board out of a total of 23 directors.


ITEM 2.  PROPERTIES.

        Set forth below is a brief description of each of the Venture's investments at December 31, 1993 which includes, where applicable, the percentage of space covered by leases which are scheduled to expire in 1994, 1995, and 1996. Reference is made to Notes 3-5 and 9 of the Notes to Consolidated Financial Statements in ITEM 8. FINANCIAL STATEMENTS, the relevant provisions of which are incorporated herein by reference, for additional descriptive information concerning the investments.


PROPERTIES


         Name, Location
          and Type of                Approximate         Date  of             Year of           Type of
            Property                     Size           Acquisition         Completion         Ownership
      -----------------               ---------         -----------         ----------     ---------------
    1200 Whipple Road                 257,500            3/17/88             1963          Fee ownership
    Union City, CA                    sq. ft.                                              of land and
    warehouse/distrib.                                                                     improvements

    Richland Mall                     182,408            7/19/88             1974-75       Fee ownership
    Bucks County, PA                  sq. ft.                                              of land and
    shopping center                                                                        improvements

    16/18 Sentry Park                 190,616            12/22/88            1988          Fee ownership
    West                              sq. ft.                                              of land and
    Montgomery County, PA                                                                  improvements
    office buildings

    701 Maple Lane                    58,230             12/27/88            1980          Fee ownership
    Bensenville,    IL                sq. ft               .                               of land and
    733 Maple Lane                    23,520             12/27/88            1980          improvements
    Bensenville,    IL                sq. ft.
    7550 Plaza Court                  49,500             12/27/88            1980
    Willowbrook,    IL                sq. ft.
    warehouse/office

    800 Hollywood Avenue              50,337             6/8/89              1979          Fee ownership
    Itasca, IL                        sq. ft.                                              of land and
    warehouse/office                                                                       improvements

    1850   Westfork   Drive           103,505            1/6/89              1988          Fee ownership
    Lithia Springs, GA                sq. ft.                                              of land and
    warehouse/distrib.                                                                     improvements

    1345 Doolittle Drive              326,414            5/18/89             1964          Fee ownership
    San Leandro, Ca.                  sq. ft.                                              of land and
    warehouse/distrib.                                                                     improvements


ANNUAL AGGREGATE LEASE PAYMENTS  (IN  DOLLARS)*

Name of Property                1994                1995           1996             1997           1998      Thereafter
- -----------------------------------------------------------------------------------------------------------------------
1200 Whipple Rd.             1,009,340           1,009,340      1,009,340        1,009,340       1,098,200    5,864,076

Richland Mall                  972,637             971,510        734,825          631,517         599,992    3,021,703

16/18 Sentry Park West       1,352,060           1,049,479        812,627          512,732         393,119      155,435

701 and 733 Maple Lane         232,860             237,625        238,740          238,740          99,475            0

7550 Plaza Ct.                 223,230             204,627             0                 0               0            0

1850 Westfork Dr.              219,689             146,460             0                 0               0            0

1345 Doolittle Dr.           1,009,648           1,048,442       936,455           584,080         428,192      345,600

800 Hollywood Ave.             199,251             201,348       201,348            83,895               0            0
                             ---------           ---------     ---------         ---------       ---------    ---------
                             5,218,715           4,868,831     3,933,335         3,060,304       2,618,978    9,386,814
                             =========           =========     =========         =========       =========    =========

* Lease payments to be received under noncancelable operating leases in effect as of December 31, 1993.

RANGE OF LEASE EXPIRATIONS

   Name of Property                                          Years
   ----------------                                          -----
1200 Whipple Road                                             2003
Richland Mall                                              1994-2006
16/18 Sentry Park West                                     1994-1999
701 and 733 Maple Lane                                     1994-1997
7550 Plaza Court                                              1995
1850 Westfork Drive                                           1995
1345  Doolittle  Drive                                     1996-2002
800  Hollywood  Avenue                                        1997

                                      11
MAJOR TENANTS

The following lists major tenants for certain properties together with percentage of space used:

   Properties                           Major Tenants                          Percentage of Leasable Space
   ----------                           -------------                          ----------------------------
16 & 18 Sentry                         Martin Marietta                                    13.4%
    Park West                          Liberty Mutual                                     12.4%

Richland Mall                          Hess Department Store                              46.2%
                                       Clemens Market                                     14.2%

Doolittle Drive                        Gruner &  Jahr                                     44.6%
                                       National  Dist.   Agency                           23.0%
                                       Jay-N Company                                      18.6%

All of the remaining properties are leased in their entirety to their respective tenants. Information concerning tenants occupying Properties not otherwise listed above follows.

Properties

         1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1993, the property was 100% leased to Permer Control, Inc. under a lease which runs through August 2003. The property is used as a distribution center for the Emporium Capwell and Weinstocks divisions of Carter Hawley Hale Stores, Inc. ("CHH") and is described in the March 17 Supplement, which is included as an exhibit to this annual report and is incorporated herein by reference. As noted in that description, the Permer Control lease is assignable to CHH or a subsidiary thereof at any time during the lease, in which event Permer Control is released from liability. On February 11, 1991, CHH filed for protection from creditors under Chapter 11 of the Federal bankruptcy law. CHH's plan of reorganization was approved by the bankruptcy court on September 14, 1992 and became effective on October 8, 1992. As part of the plan, Zell/Chillmark purchased approximately 85% of CHH's indebtedness which was subsequently exchanged for approximately 75% of CHH's equity. All payments due under the lease to date have been made.

         Richland Mall is a one-level enclosed mall shopping center located in Richland Township, Pennsylvania. Tenants include Hess Department Store, Clemens Market, Footlocker, Kinney Shoes and Radio Shack. At December 31, 1993, the mall was approximately 97.4% leased with approximately 4,700 square feet vacant as of December 31, 1993. Excluding the two anchor stores, the Mall was 92.6% leased. Leases covering approximately 3.2%, 0.5%, and 22.5% of the space are scheduled to expire in 1994, 1995, and 1996, respectively. Richland Mall is described in the Partnership's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report and is incorporated herein by reference. Over the past three years, the general economic recession has severely hampered the property's leasing efforts. During this period Richland Mall suffered from lease expirations as well as cancellations by virtue of tenant bankruptcies. During 1993 the property began to show signs of recovery. Potential retail tenants began to show interest in leasing space again which enabled Management to improve store occupancy. Management continues to aggressively pursue tenants for the remaining vacant space. Wal-Mart Stores, a national discount retailer, has announced that it is planning to locate a new store within 2-1/2 miles of Richland Mall; however, zoning for the proposed shopping center which was to include Wal-Mart was rejected by Richland Township in June 1992. The Partnership cannot predict the extent to which the Wal-Mart project, if completed, would affect Richland Mall. Should Wal-Mart enter the local market, its size and advertising strength will undoubtedly affect the business of the Hess Department Store and other specialty retail stores within Richland Mall. In addition, the Partnership has been advised that as a result of the downturn in retailing generally, and same store sales, specifically, the Hess Department Store chain suffered reduced earnings requiring it to obtain working capital revolver loans from a consortium of lenders (including Equitable) in the first quarter of 1992. These loans were repaid in late 1993. The loans provided Hess with the time needed to restructure and reorganize its operations, which includes selling or closing of stores in certain locations. Although the Managing General Partner has been advised that the Hess Department Store at the Richland Mall is performing positively, there can be no assurance that such store will not be sold or closed prior to the termination of its lease (which is scheduled to expire in 2006). The current competitive leasing environment and weak retail economy create significant obstacles to maintaining the past level of performance of this Property.

         16/18 Sentry Park West are two four-story office buildings that together contain approximately 190,616 rentable square feet. Tenants include Martin Marietta (formerly General Electric), The Prudential Insurance Company and Liberty Mutual Insurance Company. Martin Marietta acquired General Electric's defense related operations in the first quarter 1993. At December 31, 1993, the property was approximately 60% leased. Leases covering approximately 18.7%, 9.2%, and 7.4% of the space are scheduled to expire in 1994, 1995, and 1996, respectively. Martin Marietta decided not to renew 70,836 square feet of space under a lease which expired in December 1993. In addition to the reduction of rental revenue until a new tenant is secured, reletting of this space will likely require the Venture to incur expenditures for tenant improvements and leasing commissions in its releasing efforts. The Venture has been building reserves for such a contingency. The 16/18 Sentry Park West Property is described in the Partnership's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report and is incorporated herein by reference.

         701 Maple Lane, 733 Maple Lane and 7550 Plaza Court are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1993, all of the buildings were 100% leased. Tenants include Triangle Engineered Products, Co., Nema Industries, Inc. and Precise Data Service. One lease comprising 18% of available space is scheduled to expire in 1994. These properties are described in the Partnership's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report and is incorporated herein by reference.

         1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1993 the Property was 100% leased to Treadway Exports Limited. Prior to this, the property was 100% leased to Saab-Scania of America, Inc. ("Saab"), however, as part of an effort to consolidate its parts distribution facilities, Saab vacated the property in January 1991. In late February, 1992, the Venture and Saab entered into an agreement, pursuant to which Saab agreed to pay to the Venture $1,100,000 in return for release from the remaining term of its lease. The Partnership's share of this amount constituted Sale or Financing Proceeds (as defined in the Partnership Agreement) and was distributed to BAC Holders and Limited Partners together with the semi-annual distribution on August 31, 1992.
         The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for total of an additional three years. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report and is incorporated herein by reference.

         1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1993 the property was 93.1% leased to Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency and Jay-N Company. The Venture continues to actively market the remaining vacant space which consists of 22,500 square feet. The Gruner & Jahr lease covering approximately 44% of the rentable square feet was renewed in 1992 for a five year term commencing in August, 1993. The 1345 Doolittle Drive Property is described in the Partnership's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report and is incorporated herein by reference.

         800 Hollywood Avenue is a one-story warehouse/office building located in Itasca, Illinois. The building contains 2,500 rentable square feet of office space and 47,837 rentable square feet of warehouse space. The property is 100% leased to Concentric, Inc. through May 31, 1997 at a rate of $3.90 per square foot through May 31, 1994, to $4.00 per square foot for the remainder of the term. This reflects a renewal of the previous lease which otherwise would have expired in January 1994 at a rate of $4.09 per square foot. The lease requires the tenant to pay 100% of real estate taxes, insurance, and certain maintenance costs. The property is used for the production and distribution of automotive parts and the manufacture, sale and distribution of extruded plastics and cast-iron parts.

MORTGAGE LOANS

                                                        Principal &
    Name, Location                                     Accrued Int.
      and Type of                  Date of              at Date of          Interest
        Property                  Investment            Investment            Rate             Maturity
        --------                  ----------            ----------            ----             --------

   Northland Center                3/10/88              $17,835,653           10.2%*           6/30/95
   Southfield, MI                   5/3/88              $ 2,939,332           10.2%*           6/30/95
   regional shopping
   mall

   Brookdale Center                3/10/88              $10,541,617           10.2%*           6/30/95
   Brooklyn Center, MN              5/3/88              $ 1,737,268           10.2%*           6/30/95
   regional   shopping
   mall

   Jericho Village                 1/31/89              $ 6,000,000           10.25%           2/1/99
   Weston, MA
   apartment complex

   Bank of Delaware                2/28/89               $9,500,000          10.375%           3/1/99
      Building
   Wilmington, DE
   office building

____________________

     * Effective implicit rate, compounded semiannually. These notes are zero coupon notes and provide that borrowers may elect to pay interest currently. However, as expected, all interest payments have been deferred and it is expected that interest payments will continue to be deferred until maturity, subject to the transaction described below.

Mortgage Loans

         Northland and Brookdale Zero Notes are first mortgage notes secured by the Northland and Brookdale Centers, two regional shopping malls located outside Detroit, Michigan and Minneapolis, Minnesota, respectively. The Venture owns a 71.66% interest in each of the Zero Notes under the terms of participation agreements with Equitable. A portion of the interest acquired by the Venture in each of the Notes was contributed by EREIM LP Associates in exchange for its interest in the Venture, and the balance was purchased by the Venture from Equitable. The borrower under the Zero Notes is Equitable Real Estate Shopping Centers, L.P. ("ERESC"), a public limited partnership not affiliated with Equitable. The parent company of the Managing General Partner, Equitable Real Estate Investment Management, Inc, ("EREIM"), serves as an asset manager. The terms of the Zero Notes permit the borrower to defer payment of principal and interest on the Zero Notes until June 30, 1995, and all such payments have been deferred to date. The Zero Notes may each be redeemed at any time at a redemption price of 100% of its accreted amount at maturity. Since the value of the assets securing the Northland Zero Note did not support its carrying value, the Venture has not accrued additional interest on the Northland Zero Note on its books since June 30, 1993. As of December 31, 1993, the Venture recognized a loss of $7,628,000 and reduced the value of the asset on its books from $35,145,363 to $27,517,363 to reflect its carrying value. For additional information concerning the Northland and Brookdale Notes and the Northland and Brookdale Centers, reference is made to the information under "REAL PROPERTY INVESTMENTS -- The Zero Notes" and "REAL PROPERTY INVESTMENTS --Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS -- The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Current Report on Form 10-Q for the Quarter ended June 30, 1988, all of which information is included as an exhibit to this annual report and incorporated herein by reference.

              ERESC is subject to the informational requirements under the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 1-9331. Such reports and other information filed by ERESC can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

              Brookdale Center is located approximately five miles northwest of the central business district of Minneapolis. At December 31, 1993, Brookdale Center was 83% leased

         (excluding its anchor stores all of which are in operation).
         Although one of the anchors, the Carson Pirie and Scott chain, has recently entered bankruptcy, it continues to operate its store in the Brookdale Center and is, to date, fulfilling its lease obligations.

                Northland Center is a regional shopping mall located approximately 11 miles northwest of the central business district of Detroit. At December 31, 1993, Northland Center was approximately 71% leased (excluding its anchor stores all of which are in operation). One of the anchor stores, Hudson, has notified ERESC that it intends to discontinue operations at the Northland Center. Discussions are underway with Hudson to continue its tenancy. Managment believes that significant capital improvements to the Northland Center are needed to maintain the value and marketability of the Property. ERESC has declined to incur such expenses. On March 25, 1994 Equitable entered into an agreement with ERESC (the "ERESC Agreement") in connection with the Zero Notes, which agreement reflected a letter of intent between the parties dated January 19, 1994. The ERESC Agreement provides Equitable and the Venture, in proportion to their respective interests in the Zero Notes, would (a) accept a deed-in-lieu of foreclosure of the Northland Center effective as of January 1, 1994,
         (b) pay the owner $6.6 million, which amount is the present value of the anticipated cash flow of the Northland Center for the period from January 1, 1994 through June 30, 1995, the maturity date of the Zero Notes and (c) upon the sale of the Brookdale Center, to an unaffiliated third party, permit the owner to prepay the Zero Note secured by the Brookdale Center at the then accreted amount of such Note, plus a defeasance fee equal to 75% of the sale price in excess of $45,000,000 up to the amount of the defeasance fee provided in the Brookdale Note.

                The consummation of the transactions is subject to certain conditions, including the following: (a) Hudson agreeing to continue to operate as an anchor at the Northland Center on terms acceptable to the Venture and Equitable, (b) Montgomery Ward entering into agreements to operate as an additional anchor at the Northland
         Center on terms acceptable to the Venture and Equitable, (c) the Venture's agreement to participate in the transaction, and (d) receipt of approval of ERESC's limited partners to the proposed transaction. Under the terms of the ERESC Agreement, EREIM was terminated as asset manager of the Northland Center and Brookdale Center and EREIM released its right of first offer to purchase the Brookdale Center.

                Management is currently considering this transaction to determine if it is in the best interest of the Partnership. In connection with its determination the Managing General Partner retained Arthur Andersen & Co. S.C. to analyze the proposed transaction to determine whether it is fair from a financial point of view to the Partnership and the BAC Holders. Such analysis considered the effect of the proposed transaction both with and without the benefit of the Guaranty Agreement. Based upon certain assumptions contained in its report, Arthur Andersen & Co. S.C. has rendered an opinion that such transaction is fair from a financial point of view to the Partnership and to its BAC Holders. Since the consummation of the transaction is dependent upon numerous conditions, most of which are beyond the control of the Partnership, there can be no assurance that this transaction as presently described will be consummated, nor that such transaction, if consummated, will be consummated on the terms described herein.

         201 Merritt Seven Loan is a first mortgage loan made jointly by the Venture and Equitable and is secured by an eight-story office building in Norwalk, Connecticut. On November 22, 1993, the Venture received cash of $10.5 million reflecting the Venture's 50% share of a $21 million pay-off on the note. The Venture had a 50% participation interest in a loan made by Equitable to the Second Merritt Seven Joint Venture (borrower). The borrower had approached Equitable and the Venture to renegotiate the terms of the nonrecourse 10-1/4% interest-only loan which bore a maturity date in 1998. In
         November 1993, it was agreed that borrower would have a six-month option to purchase the loan at an amount not less than the fair market value of the property securing such mortgage loan, as determined by an independent appraisal, but in no event less than $21 million.
         Adequate reserves had been established by the Partnership during the first and third quarters of 1993 to reflect the diminution of value of the underlying security for such mortgage loan. In receiving $8.4 million, its 80% share of the $10.5 million payment, the Partnership realized the carrying value of the mortgage loan on its books. The Partnership's share of the amount represents Sale or Financing Proceeds (as defined in the Partnership Agreement). To the extent those proceeds were not used to augment reserves with regard to the proposed Northland transaction, a $0.10 per unit distribution characterized as Sale or Financing Proceeds was paid in February 1994 to BAC Holders of record as of December 31, 1993. Management believes that accepting the pay-off was in the best interest of the Partnership, given the prospects for the property in a difficult leasing environment. The 201 Merritt Seven Loan and the property which secures it are described in the Partnership's Current Report on Form 8-K dated September 27, 1988, which is included as an exhibit to this annual report and incorporated herein by reference.

         Jericho Village Loan is a first mortgage loan secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon expiration of the term of the loan. The loan may not be prepaid for three years. After the third year, the borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1993 the property was approximately 98% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report and incorporated herein by reference.

         Bank of Delaware Building Loan is a first mortgage loan secured by a 17-story office building in the Wilmington central business district. Interest-only payments on the loan in the amount of $82,135 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon expiration of the term of the loan. The loan may not be prepaid for five years. After the fifth year, the borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less that 1/2% of the principal balance of the loan. The property which secures the loan contains approximately 314,000 rentable square feet. At December 31, 1993 such property was approximately 67.7% leased. The borrower approached the Venture in November, 1992 regarding the potential restructure of this loan. The borrower referred to significant lease rollover exposure in late 1993 and the resultant capital expenditures potentially necessary to renew or release this space. The lease with DuPont, a major tenant in the building, leasing approximately 27% of the property, expired in December, 1993. The borrower stated in its third quarter 1993 report to its investors that it has been notified that DuPont will not renew any of its space. The report continued to state:

                "...the Partnership estimates that the costs associated with re-leasing any space which becomes available during the next few years including those costs to remove the remaining asbestos in tenant space, will be substantial. In this regard, the Partnership is carefully analyzing whether or not it is economically wise to allocate additional capital to this building based upon the likelihood of ultimately recovering any additional amounts required to cover these re-leasing costs, asbestos removal costs and other capital improvements which may be required. If it is determined that recovery of such additional amounts is unlikely, the Partnership may decide not to commit any additional amounts to the property beyond those costs which may be required in the future to remove asbestos in the building, which represent a recourse obligation to the Partnership. This would result in the Partnership no longer having an ownership interest in the property.. "


No specific terms of a restructure have been discussed with the borrower, nor is it certain that a restructure will occur. Management continues to monitor this situation, especially considering the statement of the borrower that it may not fund expenditures necessary to maintain the building's occupancy. It is Management's belief that the property remains adequate security for the mortgage. Discussions with the borrower are continuing; however, Management is willing to consider foreclosure on this property if it is in the Venture's best interest to do so. In February 1994, the owner of the Bank of Delaware Building defaulted on the Mortgage Loan. At this time Management does not believe that foreclosure, if required, would result in a material loss. The Bank of Delaware Building Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings material to the Partnership to which the Partnership, the Venture, any of the Properties, or to the knowledge of the Managing General Partner, the properties that secure the Mortgage Loans are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year to a vote of BAC Holders.

                                   PART   II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCK HOLDER MATTERS.

         No public trading market for BACs or Interests exists nor is it expected that one will develop. Accordingly, accurate information as to the market value of a BAC at any given date is not available. Effective November 9, 1992, the Partnership was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") introduced a new limited partnership secondary service through the Merrill Lynch Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists MLPF&S clients wishing to buy or sell Partnership BACs or interests. The LPSTD has replaced the Merrill Lynch Investor Service, a service which was designed to match interested buyers and sellers of partnership interests, but which had been suspended since September 1991 for transactions involving the Partnership's BACs or Interests.

         BACs are transferable as provided in Article Seven of the Partnership's Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), which is incorporated by reference herein. Subject to certain restrictions, the General Partners are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that the Partnership is not treated as a "publicly-traded partnership" as defined in Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences. See "AMENDMENTS TO PARTNERSHIP AGREEMENT
- -- TRANSFER OF INTERESTS" in the March 3 Supplement.

         The number of BAC Holders at December 31, 1993 was 12,659.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its BAC Holders and General Partners. BAC Holders will be entitled to receive cash distributions, allocations of taxable income and tax loss and guaranty proceeds as provided in Article Four of the Partnership Agreement, which is included as an exhibit to this annual report and incorporated herein by reference. For additional information regarding the Guaranty Agreement, see ITEM 1. BUSINESS. The Partnership has on February 28, 1993, made cash distributions to BAC Holders in the amount of $0.40 per BAC in respect of the fiscal semi-annual period ended December 31, 1992. The Partnership withheld its semi-annual distribution in August 1993 in anticipation of the capital needs of the Partnership. The Partnership made a cash distribution to BAC Holders on February 28, 1994, in the amount of $0.10 per BAC to Holders of record at December 31, 1993. The Partnership reduced the February 1994 distribution to supplement reserves. This distribution constitutes a distribution of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Second Merritt Seven mortgage loan. Reference is made to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the Partnership for the years ended December 31, 1989, 1990, 1991, 1992 and 1993:


                             1993             1992              1991             1990            1989
                             ----             ----              ----             ----            ----
Total revenue..       $  14,855,639     $ 17,347,435      $ 16,080,453       $ 15,117,182     $ 14,651,718
Net income ....       $   2,250,110     $  9,517,222      $  8,587,245       $  8,061,766     $  8,019,000
Net income per
  limited
  partnership
  interest ....       $0.39             $1.67             $1.50              $1.41            $1.46
  Cash
  distributions
  per limited
  partnership
  interest ....       $0.40             $1.16             $0.75              None             None
  Total assets ..     $ 159,739,772     $159,297,484      $155,127,826       $150,830,355     $146,273,744

The above selected financial data for the years 1991 through 1993 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         At December 31, 1993, the Partnership had cash and short-term investments of approximately $3.0 million. Such cash and short-term investments are expected to be utilized for general working capital requirements including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced, and for participation with Equitable in the proposed Northland Center transaction. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and short term investments. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution. The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General Partner's determination as to their adequacy. However, working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase.

         In addition, the Partnership owns an 80% interest in the Venture. At December 31, 1993, the Venture's portfolio was fully invested and included interests in nine real properties and four first mortgage loans on real properties (including the two Zero Notes) representing an aggregate acquisition cost of approximately $116.7 million (exclusive of closing costs). At December 31, 1993, the Venture also had approximately $18.8 million in cash and short-term investments which is intended to be utilized primarily to create reserves to consummate the proposed Northland Center transaction and thereafter to fund capital improvements at the Northland Center, fund capital improvements at the Venture's other Properties and cover general working capital requirements. Remaining funds are available for distribution to Venture partners.
         All of the Venture's properties were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties as well as its Mortgage Loans (other than the Zero Notes) are currently producing cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is being distributed 80% to the Partnership and 20% to EREIM LP Associates. The Venture's Brookdale Zero Note does not provide current cash flow to the Venture but is accruing interest at an implicit rate of 10.2% per annum. Since the value of the assets securing the Northland Zero Note did not support the carrying value of the such note, the Venture has not accrued additional interest on the Northland Zero Note on its books since June 30, 1993. Under the terms of the Zero Notes, principal and interest in the aggregate amount of $68,227,857 is due in June 1995. If the Northland transaction is consummated, Equitable and the Venture will acquire the property securing the Loan and the Venture's $42,882,504 share will not be received in June 1995. Proceeds are expected to be received at a later date upon the disposition of the Property.


         Although it was contemplated and disclosed at the time of the Partnership's offering of BACs that all of the Partnership's cash flow for 1990 would be utilized to pay various deferred fees and expenses, cash flow exceeded the amount necessary to fully pay such fees and expenses, enabling the Partnership to make its first distribution of Distributable Cash to BAC Holders in the first quarter of 1991. For 1992 and 1993, the Partnership's distributions received from the Venture totaled $7,176,400, and $3,040,000 respectively.

     Cash received from tenant-related revenues decreased approximately $1.0 million in comparison to the same period last year. This decrease is due to the $1.1 million payment received pursuant to an agreement between Saab and the Venture regarding the termination of its lease. The Partnership's share of the proceeds were distributed to the BAC Holders and limited partners as Sale or Financing Proceeds as defined in the Partnership Agreement.

     Distributable Cash from operations will be distributed in accordance with the terms of the Partnership Agreement which in general provide that such amounts will be distributed 95% to the BAC Holders and Limited Partners and 5% to the General Partners with the BAC Holders and limited partners entitled to a non-cumulative preferred 6% simple return on their adjusted capital contribution during each period. The first semi-annual distribution of Distributable Cash reflecting the portion of the Partnership's cash flow that was available for distribution after payment of the fees and expenses referred to above and other Partnership obligations for the period ended December 31, 1990, was also made on February 28, 1991, at the rate of $0.25 per BAC. A semi-annual distribution of Distributable Cash, for the period ended June 30, 1991, was also made on August 30, 1991, at the rate of $0.50 per BAC and another semi-annual distribution of Distributable Cash, for the period ended December 31, 1991 was made on February 28, 1992 at the rate of $0.50 per BAC. In addition, a semi-annual distribution of Distributable Cash, for the period ended June 30, 1992, was made on August 31, 1992, at the rate of $0.50 per BAC, and another semi-annual distribution of Distributable Cash for the period ended December 31, 1992 was made on February 28, 1993 at the rate of $0.40 per BAC. The Partnership withheld the distribution for the semi-annual period that would have been made in August 1993. The determination to withhold such distributions at that time was based upon the then anticipated needs of the Venture to fund capital improvements to the Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements.

     It is anticipated that the Partnership will not make distributions of Distributable Cash from operations in 1994 which will equal or exceed the amount distributed in 1993, and such distributions will probably be less. Amounts distributed to BAC Holders fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's Properties and other factors. The Partnership has increased its working capital reserves, and reduced distributions of Distributable Cash in connection with its efforts to relet vacant space at certain of its Properties, most significantly at Sentry Park West and the property secured by the Bank of Delaware Mortgage Loan, and future distributions are expected to be reduced by amounts to be contributed by the Partnership in connection with the consummation of the proposed Northland transaction and the renovation of the Northland Center. The Partnership would be required to contribute $3.8 million upon the consummation of the proposed Northland transaction and thereafter contribute approximately $6.7 million towards the renovation of the Northland Center. There can be no assurance that distributions of Distributable Cash from operations will be made at any particular level or at all. As a result of the increase in reserves and the continued accretion of interest on the Brookdale Zero Note, the tax liability of the BAC Holders arising from taxable income allocated to a BAC Holder may substantially exceed the amounts, if any, distributed to such BAC Holder.

    As discussed, the Partnership's share of Sale or Financing Proceeds in the amount of $0.162 per BAC associated with the termination of the lease with Saab at 1850 Westfork Drive was distributed to BAC Holders and Limited Partners on August 31, 1992. In addition, the Partnership's share of Sale or Financing Proceeds, to the extent the funds were not allocated to increase reserves, in the amount of $0.10 per BAC associated with the pay-off of the 201 Merritt Seven Loan was distributed to BAC Holders and Limited Partners on February, 28, 1994. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loans and maturity schedules, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

    At December 31, 1993, approximately 91.8% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 5.2%, 13.8%, and 10.6% of the Properties rentable square feet are scheduled to expire in 1994, 1995, and 1996, respectively. The Properties and the properties that secure the Mortgage Loans will compete for, among other things, desirable tenants with other properties in the areas in which they are located which may include properties owned or managed directly or indirectly by Equitable or its subsidiaries and affiliates. Currently, many areas of the country including some in which one or more of the Properties or properties that secure Mortgage Loans are located are experiencing relatively high vacancy rates and competition which may adversely impact the ability of the Venture and the owners of the properties that secure the Mortgage Loans to retain or attract tenants as leases expire or may adversely affect the level of rents which may be obtained (or increase the levels of concessions that may have to be granted). Some of the tenants have recently experienced serious financial difficulties. See Item 2. PROPERTIES - 1200 Whipple Road and Richland Mall.

     Management believes that the value of the Venture's equity in the Northland Zero Note, and the value of the underlying asset, is likely to decline if the Northland Center is not upgraded. ERESC has declined to undertake such steps. This led to negotiations between ERESC and Equitable resulting in the ERESC Agreement described under ITEM 2. PROPERTIES - Mortgage Loans. As discussed above, Management is considering whether the proposed Northland transaction is in the best interests of the Partnership. If Hudson agrees to continue to occupy its anchor space and Montgomery Ward agrees to become the fourth anchor, and the renovations are completed as contemplated, Management believes the market value of the Northland Center, and the Venture's interest therein, would be increased from its current value. The expected increase in value of the Northland Center as upgraded over its current market value may be less than the amount that is expected to be contributed towards renovations. Management believes, however, that the increase in the future value of the Northland Center if none of the upgrading actions are undertaken is expected to be significantly greater than the amounts contributed toward the renovations. Management believes that the expected increase in value of Northland Center would be of benefit to the BAC Holders. It would also have the effect of reducing the liability of EREIM LP Associates under the Guarantee Agreement.

     The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with the Minimum Return equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their adjusted capital contributions from time to time calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations.

     The distribution declared as of December 31, 1993, paid on February 28, 1994, was $542,448 ($0.10 per BAC). This brings the total distributions to BAC Holders and limited partners to $13,083,776. The cumulative minimum return (computed at 9.75% simple return per annum on the limited partners' adjusted capital contributions) less the distributions to date total that portion of guarantee liability payable to date. As of December 31, 1993, the cumulative minimum return resulting from the Guarantee Agreement is $61,129,209. Assuming that the last Property is sold on December 31, 2002, upon the expiration of the Partnership, EREIM LP Associate's maximum liability under the Guarantee Agreement as of December 31, 1993, is $251,496,465.


Financial Condition

     The Partnership's financial statements include the consolidated statements of the Partnership and the Venture, through which the Partnership conducts its business of investment in real property. Although the Partnership was formed in 1986, it did not commence operations until March, 1988, following receipt of the first proceeds of its offering of BACs. Thereafter, utilizing the net proceeds of the Partnership's offering of BACs, the Partnership, through the Venture, began its acquisition of real estate investments. The Partnership substantially completed its acquisition phase in 1989.

     Total real estate investments decreased in 1993 as compared to 1992 primarily as a result of the pay-off of the 201 Merritt Seven Loan, the $7,628,000 loss recognized on the Northland Zero Note and depreciation. Such decrease is offset somewhat by the increase in the balance of the Zero Notes due to the accretion of interest thereon. Other assets (primarily cash and short-term investments) increased in 1993 as compared to 1992 due to the receipt of the pay-off of the 201 Merritt Seven Loan and Management's decision to withhold the semi-annual distribution that would have been made in August 1993. Total liabilities decreased in 1993 as compared to 1992 primarily due to a reduction in the distributions declared to the limited partners. The Partnership had a net loss of $1,533,890 for the year ended December 31, 1993 as compared to net income of $9,517,222 for the year ended December 31, 1992. The net loss is attributable to the realized loss on the 201 Merritt Seven
Loan and the write-down on the Northland Zero Note.

     Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Although the spread is small, inflation is continuing to exceed the rise in market rental rates at many of the Venture's properties. In fact, at several of the Venture's properties, market rental rates are decreasing. If this trend continues, the increase in real estate operating expenses may exceed increases in rental income.

Results of Operations

     Rental income for 1993 decreased approximately $1.1 million as compared to 1992. As stated above, this change is primarily a result of the receipt of $1.1 million pursuant to an agreement between Saab and the Venture regarding the termination of its lease. Operating expenses increased from 1992 to 1993 primarily due to the loss realized on the pay-off of the 201 Merritt Seven Loan and the loss on write-down of the Northland Zero Note. Rental income increased in 1992 as compared to 1991 as a result of the termination of lease income received from Saab. Real estate operating expenses remained consistent from 1992 to 1991. Interest on short-term investments remained relatively constant between 1992 and 1993. Interest earned on the Zero Notes decreased from 1992 to 1993 due to the non-accrual of interest in June 1993 on the Northland Zero Note. The non-accrual of interest offset an increase in interest attributable to the compounding effect typical of these types of investments for Brookdale for the full year and for Northland during the first half of the year.
Interest income on the Zero Notes increased from 1991 to 1992 as a result of the interest compounding effect.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                INDEX
                                                                                                 Page
                Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .           26

                Consolidated Balance Sheets, December 31, 1993 and
                    1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27

                Consolidated Statements of Operations for the years
                    ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . .           28

                Consolidated Statements of Partners' Capital for the
                    years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . .           29

                Consolidated Statements of Cash Flows for the years
                    ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . .           30

                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .           32

                Consolidated Supplemental Schedules:

                    Indebtedness to Related Parties for the years ended
                        December 31, 1993, 1992 and 1991 (Schedule IV) . . . . . . . . .           43

                    Real Estate and Accumulated Depreciation
                        as of December 31, 1993 (Schedule XI). . . . . . . . . . . . . .           44

                    Mortgage Loans on Real Estate as of
                        December 31, 1993 (Schedule XII) . . . . . . . . . . . . . . . .           45

                  --------------------------

         Schedules Not Filed:

        All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

INDEPENDENT AUDITORS' REPORT




ML/EQ REAL ESTATE PORTFOLIO, L.P.:

        We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years ended December 31, 1993, 1992 and 1991. These financial statements and the supplemental schedules discussed below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles.

        Our audits also comprehended the consolidated supplemental schedules of the Partnership as of December 31, 1993 and for each of the three years ended December 31, 1993, 1992 and 1991. In our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

/s/ Deloitte & Touche
- ---------------------

March 18, 1994
Atlanta, Georgia

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 and 1992

                                                                             1993               1992
                                                                        ------------       -------------
ASSETS
REAL ESTATE INVESTMENTS:
    Rental properties (Note 3)                                           $  70,939,638     $  70,232,358
    Less accumulated depreciation                                           (7,688,554)       (6,028,984)
                                                                         -------------     -------------
        Net rental properties                                               63,251,084        64,203,374
    Other real estate assets (Note 4 and 5)                                 37,017,363          -
    Zero coupon mortgage notes receivable (Note 4)                          21,831,834        53,204,374
    Mortgage loans receivable (Note 5)                                       6,000,000        29,500,000
                                                                         -------------     -------------
        Total real estate investments                                      128,100,281       146,907,748
                                                                         -------------     -------------
OTHER ASSETS:
    Cash and short-term investments                                         21,825,747         7,113,665
    Rental income receivable                                                   798,839           906,668
    Interest income receivable                                                 120,851           210,166
    Guaranty fee, net of accumulated amortization of $1,328,458
        in 1993 and $1,060,207 in 1992 (Notes 6 and 7)                       2,414,257         2,682,508
    Organization costs, net of accumulated amortization of $27,882
        in 1993 and $26,828 in 1992                                           -                    1,054
    Other                                                                    1,749,797         1,475,675
                                                                         -------------     -------------
        Total other assets                                                  26,909,491        12,389,736
                                                                         -------------     -------------
TOTAL ASSETS                                                             $ 155,009,772     $ 159,297,484
                                                                         =============     =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Due to affiliates (Notes 6 and 7)                                    $     543,014     $     532,792
    Distributions declared                                                     542,448         2,169,790
    Accrued liabilities                                                        394,691           393,578
    Accrued capital expenditures                                               225,000          -
    Security deposits and unearned rent                                        276,298           307,396
                                                                         -------------     -------------
        Total liabilities                                                    1,981,451         3,403,556
                                                                         -------------     -------------
MINORITY INTEREST IN THE VENTURE                                            29,740,464        30,529,733
                                                                         -------------     -------------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes  6 and 7)
PARTNERS' CAPITAL:
    General partners                                                         1,417,856         1,494,551
    Initial limited partner                                                      6,174             6,266
    Limited partners (5,424,225 BACs
        issued and outstanding)                                            121,863,827       123,863,378
                                                                         -------------     -------------
        Total partners' capital                                            123,287,857       125,364,195
                                                                         -------------     -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $ 155,009,772     $ 159,297,484
                                                                         =============     =============

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




REVENUE:                                                         1993                   1992               1991
                                                             ------------           ------------       ------------
    Rental income (Note 9)                                   $  7,972,278           $  7,941,677       $  7,898,324
    Lease termination rental income (Note 9)                        -                  1,100,000              -
    Interest on short-term investments                            227,623                231,897            356,858
    Interest on zero coupon mortgage notes  (Note 4)            3,772,823              5,038,236          4,561,137
    Interest on mortgage loans  (Note 5)                        2,882,915              3,035,625          3,035,625
    Other                                                           -                      -                228,509
                                                             ------------           ------------       ------------
TOTAL REVENUE                                                  14,855,639             17,347,435         16,080,453
                                                             ------------           ------------       ------------

OPERATING EXPENSES:
    Depreciation                                                1,659,570              1,541,840          1,446,614
    Real estate taxes                                             906,062                936,633            874,158
    Real estate operating expenses                              1,232,640              1,161,775          1,198,711
    Amortization                                                  269,305                273,827            273,827
    General and administrative,
        including $1,047,831 in 1993 and
        $1,052,219 in 1992 and 1991 to affiliates (Note 7)      1,229,092              1,197,018          1,265,724
    Realized loss on mortgage loan receivable (Note 5)          3,494,129                  -                  -
    Loss on write down of zero coupon mortgage (Note 4)         7,628,000                  -                  -
                                                             ------------           ------------       ------------

TOTAL OPERATING EXPENSES                                       16,418,798              5,111,093          5,059,034
                                                             ------------           ------------       ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                         (1,563,159)            12,236,342         11,021,419

MINORITY INTEREST IN NET (INCOME) LOSS OF
  CONSOLIDATED VENTURE                                             29,269             (2,719,120)        (2,434,174)
                                                             ------------           ------------       ------------
NET INCOME (LOSS)                                            $ (1,533,890)          $  9,517,222       $  8,587,245
                                                             ============           ============       ============

ALLOCATION OF NET INCOME (LOSS):
    General partners                                         $    (76,695)          $    475,861       $    429,362
    Initial limited partner                                           (67)                   420                379
    Limited partners                                           (1,457,128)             9,040,941          8,157,504
                                                             ------------           ------------       ------------
TOTAL                                                        $ (1,533,890)          $  9,517,222       $  8,587,245
                                                             ============           ============       ============

NET INCOME (LOSS) PER LIMITED PARTNER UNIT                   $      (0.27)           $       1.67       $       1.50
                                                             ============           ============       ============

WEIGHTED AVERAGE UNITS OUTSTANDING                              5,424,225              5,424,225          5,424,225
                                                             ============           ============       ============



See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                            Initial
                                       General              Limited           Limited
                                       Partners             Partner           Partners               Total
                                     -----------            -------         -------------         ------------
BALANCE, DECEMBER 31, 1990           $   589,328            $ 6,004         $ 119,205,724         $119,801,056

     Net income                          429,362                379             8,157,504            8,587,245

     Cash distributions                        -               (187)           (4,068,169)          (4,068,356)

     Distributions declared                    -               (125)           (2,712,113)          (2,712,238)
                                     -----------            -------         -------------         ------------
BALANCE, DECEMBER 31, 1991             1,018,690              6,071           120,582,946          121,607,707

     Net income                          475,861                420             9,040,941            9,517,222

     Cash distributions                        -               (125)           (3,590,819)          (3,590,944)

     Distributions declared                    -               (100)           (2,169,690)          (2,169,790)
                                     -----------            -------         -------------         ------------

Balance, December 31, 1992             1,494,551              6,266           123,863,378          125,364,195

     Net loss                            (76,695)               (67)           (1,457,128)          (1,533,890)

     Distributions declared                    -                (25)             (542,423)            (542,448)
                                     -----------            -------         -------------         ------------


BALANCE, DECEMBER 31, 1993            $1,417,856            $ 6,174         $ 121,863,827         $123,287,857
                                     ===========            =======         =============         ============



See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




CASH FLOWS FROM OPERATING ACTIVITIES:                              1993            1992             1991
                                                               ------------    ------------     ------------
    Tenant rentals received                                    $  7,758,761    $  8,708,280     $  7,674,387
    Interest received                                             3,199,853       3,203,007        3,524,286
                                                               ------------    ------------     ------------
        Cash received from operations                            10,958,614      11,911,287       11,198,673
    Cash paid for operating activities                           (4,100,333)     (3,291,435)      (3,996,300)
    Cash distributions to minority interest                          -           (1,794,099)      (1,810,000)
                                                               ------------    ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         6,858,281       6,825,753        5,392,373
                                                               ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases and additions to rental
      properties, including cash in escrow                         (482,280)       (602,507)        (702,801)
    Payments received under master lease agreement                    -                -              29,016
    Payments received from mortgage receivable                   10,505,871            -                -
    Reduction of cash in escrow                                       -                -             119,140
                                                               ------------    ------------     ------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                 10,023,591        (602,507)        (554,645)
                                                               ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash distributions to limited partners                       (2,169,790)     (6,303,182)      (4,068,356)
                                                               ------------    ------------     ------------

NET CASH USED IN FINANCING ACTIVITIES                            (2,169,790)     (6,303,182)      (4,068,356)
                                                               ------------    ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                         14,712,082         (79,936)         769,372

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                                               7,113,665       7,193,601        6,424,229
                                                               ------------    ------------     ------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF YEAR                                                  $ 21,825,747    $  7,113,665     $  7,193,601
                                                               ============    ============     ============

(Continued)

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:                                1993               1992               1991
                                                              -------------        -----------        -----------

Net Income (Loss)                                             $  (1,533,890)       $ 9,517,222        $ 8,587,245
                                                              -------------        -----------        -----------

Adjustments to reconcile net income
  to net cash provided by operating
  ACTIVITIES:

        Amortization and depreciation                             1,928,875          1,815,667          1,720,442
        Minority interest in Venture operations                     (29,269)         2,719,120          2,434,174
        Cash distributions to minority interest                    (760,000)        (1,794,099)        (1,810,000)
        Realized loss on mortgage loan receivable                 3,494,129           -                  -
        Loss on write down of zero coupon mortgage                7,628,000           -                  -


        Changes in assets (increase) decrease:

        Interest accrual on zero coupon mortgage notes           (3,772,823)        (5,038,237)        (4,561,137)
        Rental income receivable                                    107,829           (110,504)           222,377
        Interest income receivable                                   89,315            (64,515)           131,803
        Other assets                                               (274,122)          (249,498)          (486,938)

        Changes in liabilities increase (decrease):

        Accrued operating expenses due to affiliates                 10,222            (16,123)          (666,022)
        Accrued liabilities                                           1,113              5,334           (192,923)
        Security deposits and unearned rent                         (31,098)            41,386             13,352
                                                              -------------        -----------        -----------

Total adjustments                                                 8,392,171         (2,691,469)        (3,194,872)
                                                              -------------        -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   6,858,281        $ 6,825,753        $ 5,392,373
                                                              =============        ===========        ===========



SUPPLEMENTAL INFORMATION REGARDING NONCASH
    INVESTING AND FINANCING ACTIVITIES

    The partnership accrued $225,000 in capital expenditures that were not paid before December 31, 1993.

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         1. ORGANIZATION

         ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership
         (the "Partnership"), was formed on December 22, 1986. The Partnership was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed rate mortgage loans through a joint venture, EML Associates (the "Venture").

         The Venture was formed on March 10, 1988 with EREIM LP Associates, an affiliate of the Equitable Life Assurance Society of the United States ("Equitable"). The Partnership owns an 80% interest in the Venture. The Managing General Partner of the Partnership is EREIM Managers Corp., (the "Managing General Partner"), an affiliate of the Equitable, and the Associate General Partner is MLH Real Estate Associates Limited Partnership (the "Associate General Partner"), an affiliate of Merrill Lynch, Hubbard Inc. The initial limited partner is MLH Real Estate Assignor, Inc., an affiliate of Merrill Lynch, Hubbard Inc.

         The Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 7,500,000 Beneficial Assignee Certificates ("BACs") at $20 per BAC. The BACs evidence the economic rights attributable to limited partners hip interests in the Partnership. On March 10, 1988, the Partnership's initial investor closing occurred, at which time the Partnership received $92,190,120 representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership had its second and final investor closing. The Partnership received $16,294,380 representing the proceeds from the sale of an additional 814,719 BACs.

         Total capital contributions to the Partnership are summarized as follows:

               General partners          $     25,000
               Initial limited partner          5,000
               Limited partners           108,484,500
                                          -----------
                    Total                $108,514,500
                                          ===========

         2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

         The Partnership utilizes the accrual basis of accounting for financial accounting and tax reporting purposes.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and the Venture. EREIM LP Associates' 20% ownership in the Venture is reflected as a minority interest in the Partnership's consolidated financial statements. All significant intercompany accounts are eliminated in consolidation.

         Allocation of Partnership Income

         Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Partnership net income is now allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provision in the limited partnership agreement for the allocation of distributable cash.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Rental Properties

         Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. Impairment is determined by calculating the sum of undiscounted future cash flows including the projected future undiscounted net proceeds from sale of the property. In the event such sum is less than the depreciated cost of the property, the property will be recorded on the financial statements at the lower amount.

         Depreciation

         Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

         Rental Income

         Rental income is recognized on a straight-line basis over the terms of the leases.

         Other Real Estate Assets

         Other real estate assets represent the fair market value of the underlying collateral of the Northland zero coupon loan receivable and the Bank of Delaware mortgage loan receivable at the date such receivables were considered to be in-substance foreclosures (see Notes 4 and 5).

         Zero Coupon Mortgage Notes Receivable

         Zero coupon mortgage notes receivable are carried at their present value which is equal to the discounted principal plus accrued interest. Interest income is recognized ratably over the term of the notes using the constant rate of interest implicit in the notes (Note
         4). In 1993, the Partnership recorded a write-down and stopped accruing interest on the Northland zero coupon note since the value of the underlying collateral was less than the carrying value (see Note
         4).

         Mortgage Loans Receivable

         Mortgage loans receivable are stated at cost (Note 5).

         Organization and Offering Costs

         Organization costs incurred in the organization and formation of the Partnership are amortized over five years. Offering costs, including the acquisition/syndication fee payable to the general partners and other offering and issuance costs of the BACs, totaling $11,037,537, were charged against the limited partners' capital in accordance with the provisions of the Partnership Agreement, following the investor closings in 1988.

         Guaranty Fees

         Guaranty fees are being recognized as expense over the estimated life of the Partnership through a combination of the amortization of the nonrecurring portion of the fees incurred during the first three years of the Partnership and the expense of the recurring portion of the fees as incurred (Note 7).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash Equivalents

         Cash equivalents include cash, demand deposits, money market accounts and highly liquid short-term investments purchased with a maturity of three months or less. The short-term investments are stated at cost.

         Income Taxes

         No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the 1993 presentation.

         Fair Value of Financial Instruments

         Management has reviewed the various assets and liabilities of the Partnership in accordance with the Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (which is not applicable to real estate assets). Management has concluded that the fair value of its financial instruments, principally the zero coupon note receivable, the mortgage loan receivables and other real estate assets, approximates the fair market value of the underlying collateral. Considerable judgement is required in developing estimates of fair value and accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The actual market value of the underlying collateral can be determined only by negotiation between parties in an arms length sale transaction. See Note 4 regarding the write-down of the Northland zero coupon mortgage note.

         3.   RENTAL PROPERTIES

         As of December 31, 1993, the Partnership's rental properties consisted of the following:

                                                                                              Square           Lease
                                                                                               Feet          Percentage
                                                                                               -----         ----------
    Office
        16 and 18 Sentry Park West                        Montgomery County,
                                                          Pennsylvania                        190,616            60%
    Industrial

        1200 Whipple Road                                 Union City, California              257,500           100%
        701 Maple Lane and 733 Maple Lane                 Bensenville, Illinois                81,750           100%
        7550 Plaza Court                                  Willowbrook, Illinois                49,500           100%
        800 Hollywood Avenue                              Itasca, Illinois                     50,337           100%
        1850 Westfork Drive                               Lithia Springs, Georgia             103,505           100%
        1345 Doolittle Drive                              San Leandro, California             326,414            93%

    Retail

        Richland Mall                                     Richland Township,
                                                          Pennsylvania                        182,408            97%

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The costs related to the rental properties are summarized as follows:

                                                          1993              1992
                                                       -----------      -----------
           Land                                        $12,978,626      $12,978,626
           Buildings                                    57,961,012       57,253,732
                                                       -----------      -----------
               Total                                    70,939,638       70,232,358
           Less accumulated depreciation                (7,688,554)      (6,028,984)
                                                       -----------      -----------
               Net rental properties                   $63,251,084      $64,203,374
                                                       ============     ===========

           Office                                      $27,105,690      $26,817,937
           Retail                                       13,479,455       13,198,484
           Industrial                                   30,354,493       30,215,937
                                                       -----------      -----------
               Total                                    70,939,638       70,232,358
           Less accumulated depreciation                (7,688,554)      (6,028,984)
                                                       -----------      -----------
               Net rental properties                   $63,251,084      $64,203,374
                                                       ============     ===========

        4.  ZERO COUPON MORTGAGE NOTES RECEIVABLE

         In 1988, The Venture acquired two zero coupon mortgage notes with fair value (including accrued interest) of $33,053,870, which represents the Venture's 71.66 ownership percentage. Equitable Life Assurance Society of the United States owns the remaining 28.34%. These notes provide financing for Equitable Real Estate Shopping Centers L.P. ("ERESC") and are secured by nonrecourse first mortgages on the two properties owned by ERESC: Brookdale Center and Northland Center. ERESC is not affiliated with the Venture. The notes have an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $68,227,857 due June 1995. The notes provide that the borrowers may elect to pay interest currently; however, it is expected that interest payments will be deferred until maturity. Management discontinued the accrual of interest during the quarter ended June 30, 1993 on the Northland zero coupon mortgage as the accreted value of such mortgage approximates the underlying value.


         On January 19, 1994, the Equitable entered into a letter of intent with Equitable Real Estate Shopping Centers L.P. (ERESC) to obtain, together with the Venture, Northland Mall from ERESC by means of a surrender of deed in lieu of foreclosure. The letter of intent provides that if the transaction is consummated, ERESC will be released from the existing first mortgage and receive $6,600,000. Such transaction is accounted for as an in-substance foreclosure at December 31, 1993 and is classified as an other real estate asset. The Partnership recognized a loss of $7,628,000 as of December 31, 1993 to record the mall at its fair market value. Such loss includes a $4,730,000 provision in anticipation of a payment to terminate the mortgage to be made at closing during 1994.

         The unaudited financial position and results of operations of ERESC for fiscal year ended December 31, 1993 are summarized as follows:

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ZERO COUPON MORTGAGE NOTES RECEIVABLE (CONTINUED)

                  EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

                                   UNAUDITED
                    Summary Statement of Financial Position

           Property held for disposition                                               100,264,096
           Other assets                                                                 13,183,578
                                                                                     -------------

           Total assets                                                              $ 113,447,674
                                                                                     =============

           Mortgage notes payable and accrued interest                               $  82,011,121
           Other liabilities                                                             4,771,246
           Partners' capital                                                            26,665,307
                                                                                     -------------

           Total liabilities and partners' capital                                   $ 113,447,674
                                                                                     =============

                          Summary Statement of Operations

           Rental income                                                             $  29,849,106
           Interest and other income                                                       462,420
                                                                                     -------------
           Total income                                                                 30,311,526
                                                                                     -------------
           Expenses:
               Operating expenses                                                       13,025,506
               Loss on write-down of real estate                                        16,163,153
               Real estate taxes                                                         5,705,170
               Interest expense                                                          7,857,584
               Depreciation and amortization                                             3,854,330
               General and administrative                                                1,289,480
               Management fee                                                              563,654
               Professional fees                                                           229,616
                                                                                     -------------

           Total expenses                                                               48,688,493
                                                                                     -------------

           Net loss                                                                  $ (18,376,967)
                                                                                     =============


                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         5.  MORTGAGE LOANS RECEIVABLE

         In 1988, the Venture and Equitable jointly invested in a $28,000,000 nonrecourse first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut General Partnership. The Venture, Equitable and Second Merritt Seven Joint Venture agreed to a $21,000,000 pay-off of the loan by Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during the first and third quarters of 1993 to reflect the diminution of value of the underlying security for the loan. In receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a pay-off was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

         In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

         In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to Three Hundred Delaware Avenue Associates. This loan is collateralized by a seventeen-story office building in Wilmington, Delaware. The loan bears interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. Subsequent to year-end, the owner of the Bank of Delaware Building defaulted on the mortgage loan receivable. As such, at year-end, the Partnership accounted for this transaction as an in-substance foreclosure. The mortgage loan receivable was reclassified to other real estate assets at its current fair market value.

         6.  GUARANTY AGREEMENT

         EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. The guaranty, if necessary, will be paid ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions less distributions of guaranty proceeds, sale or financing proceeds, and liquidation proceeds, as defined in the Partnership Agreement.
         The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1993, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture to fund cash deficits under the guaranty agreement as of December 31, 1993 is limited to $251,496,465, plus the value of EREIM LP Associates.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         6. GUARANTY AGREEMENT (Continued)

         As of December 31, 1993 and 1992, the cumulative minimum return (computed at 9.75% per annum) on ML/EQ's limited partners' capital contributions was $61,129,209 and $50,637,645, respectively. The guarantee amount is the minimum return reduced by the semi-annual distributions of cash to the limited partners of the Partnership, other than cash distributed to the limited partners as a result of sale or financing proceeds, guaranty proceeds, and liquidation proceeds, as defined in the Partnership Agreement. As of December 31, 1993, the cumulative amount of cash distributions paid other than cash distributions paid as a result of sale or financing proceeds was $11,662,621. As of December 31, 1993, the cumulative amount of cash distributions paid as a result of sale or financing proceeds received by the Venture was $878,707. Distributions constituting sale or financing proceeds declared as of December 31, 1993 and paid in February 1994 total $542,448.

         7. COMPENSATION AND FEES

         Acquisition/Syndication Fee

         The acquisition/syndication fee was paid to the general partners for initial acquisition, management and administrative services to the Partnership. The fee was 8.7% of the proceeds from the offering of BACs, which amounted to $9,438,152 based upon the total number of BACs sold and has been included in the offering costs charged to limited partners' capital. The outstanding balance of this fee was paid to the general partners in August 1990.

         Venture Supervisory Fee

         The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1993, 1992 and 1991, the total expense for this fee was $409,710.

         Mortgage Loan Servicing Fee

         The mortgage loan servicing fee is payable to the Managing
         General Partner for servicing mortgage loans owned by the Venture.
         The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the venture. For each of the years ended December 31, 1993, 1992 and 1991 the total expense for this fee was $100,086.

         Partnership Administration Fee

         The partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1993, 1992 and 1991, the total expense for this fee was $161,409, $162,066 and $162,727, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         7. COMPENSATION AND FEES (Continued)

         Guaranty Fee

         The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. For the years ended December 31, 1993, 1992 and 1991, the total expense for this fee was $644,871, $646,405 and $647,947, respectively. Each of these totals include $268,251 of amortization expense on the nonrecurring portion of the fee.

         Disposition Fee

         The disposition fee is payable to the Managing General Partner in the case of a sale of a property. Upon distribution of the proceeds of the sale to the limited partners, the fee is payable in the amount of 1.50% of the aggregate gross proceeds received by the Partnership. The Managing General Partner will not receive any portion of the disposition fee which, when combined with amounts paid to all other entities as real estate brokerage commissions in connection with the sale, exceeds 6% of the aggregate gross sale proceeds.

         8. PARTNERSHIP AGREEMENT

         The general partners are liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.


         After payment of the acquisition/syndication fee to the general partners, which has been charged to the limited partners' capital, distributable cash from operations, less any amounts set aside for Reserves, will be allocated semiannually on the basis of 95% to the BAC holders and limited partners as a group and 5% to the general partners. Distributions to the general partners for any semiannual period will be deferred until the limited partners have received a 6% per annum simple return on their adjusted capital contribution during the period. During 1993, the Partnership declared a distribution in the amount of $542,448 ($0.10 per BAC) which was paid in February 1994.

         Taxable income and loss will generally be allocated 1% to the general partners and 99% to the limited partners.


         Distributions from sale or financing proceeds, if applicable during a period, will be distributed on a semiannual basis with priority return given to the limited partners. An exception in the agreement provides that the distribution of sale or financing proceeds may be delayed if the purpose for withholding such a distribution is to supplement cash reserves. Subsequent to a complete return of the limited partners' capital contributions and the receipt of the minimum return by the limited partners, as defined in the Partnership Agreement, sales proceeds will be allocated to the general partners to the extent of any distributable cash that has been deferred, net of disposition fees paid to the Managing General Partner. The balance will be allocated 85% to the limited partners and 15% to the general partners.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         9.   LEASES

         Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1993 are as follows:

               Years Ending December 31,
                        1994                                                               $ 5,218,715
                        1995                                                                 4,868,831
                        1996                                                                 3,933,335
                        1997                                                                 3,060,304
                        1998                                                                 2,618,978
                        1999 and thereafter                                                  9,386,814
                                                                                           -----------
                             Total                                                         $29,086,977
                                                                                           ===========


         In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance, real estate taxes and, in the case of retail tenants, rent concessions and percentage rents. The amount of escalation charges, rent concessions and percentage rents included in rental income totaled $1,632,857, $1,811,905 and $1,740,010 for the years ended December 31, 1993, 1992 and 1991, respectively.

         Information with respect to significant individual leases is as follows:

         Permer Control, Inc. occupies all (257,500 square feet) of 1200 Whipple Road at a current annual base rent of $807,469 under a lease which expires in August 2003. The lease agreement calls for increases in annual rent to $1,009,340 in September 1993 and $1,261,675 in September 1998. Martin Marietta (formerly General Electric) occupied all (96,386 square feet) of 16 Sentry Park West at an annual base rent of $1,453,512 under a lease which expired in December 1993. Martin Marietta decided not to renew 70,836 square feet of space under the lease. Martin Marietta acquired General Electric's defense related operations in the first quarter of 1993.


         Liberty Mutual Insurance Group occupies approximately 12.4% (23,685 square feet) of 18 Sentry Park West at an annual base rent of $358,236 under a lease which expires in May 1999.


         Pursuant to an agreement with Saab-Scania of America, Inc. ("Saab"), the former tenant of 1850 Westfork Drive, in connection with the termination of its lease, Saab paid to the Venture $1.1 million in the first quarter of 1992. This agreement released Saab from the lease obligation at 1850 Westfork Drive, which had been scheduled to terminate in June 1998. The Partnership recognized such proceeds as income in 1992. During the third quarter of 1992, the Westfork Drive property was leased in its entirety to Treadway Exports Limited. This lease is for an initial term of three years at an annual base rent of $219,689 with two renewal options for a total of an additional three years.

         Gruner & Jahr Printing Company occupies approximately 44.6% (143,852 square feet) of Doolittle Drive at an annual base rent of $477,816. The lease was renewed in 1992 for a five year term commencing in August 1993.

         The buildings located at 701 Maple Lane, 733 Maple Lane, 7550 Plaza Court are 100% leased as of December 31, 1993. One lease comprising 18% of the available space is scheduled to expire in 1994.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.            TAXABLE NET INCOME AND TAX NET WORTH

The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis.

                                                                             1993              1992              1991
                                                                         -------------    --------------     ------------
        FINANCIAL NET INCOME (LOSS)                                       $ (1,533,890)     $  9,517,222     $  8,587,245

            Net book to tax difference from joint venture                    7,348,583          (128,188)        (303,161)
                                                                          ------------      ------------     ------------

        TAXABLE NET INCOME                                                $  5,814,693      $  9,389,034     $  8,284,084
                                                                          ============      ============     ============

        CAPITAL BALANCE - FINANCIAL REPORTING                             $123,287,857      $125,364,195     $121,607,707

            Cumulative book to tax income differences
              from joint venture                                             7,267,107           (81,476)          46,712
                                                                          ------------      ------------     ------------

        NET WORTH - TAX BASIS                                             $130,554,964      $125,282,719     $121,654,419
                                                                          ============      ============     ============

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

    Quarterly financial data for 1993 and 1992 is summarized as follows:

                                                                                          Net Income (Loss) Per
                                                                                          Limited Partnership
                                   Total Income                      Net Income (Loss)           Unit

                             1993              1992                1993           1992         1993       1992
                          -----------       ----------          ----------     ----------     ------     ------
Quarter Ended

March 31                  $ 4,164,040      $ 5,226,336         $ 1,001,975     $3,139,049    $  0.18     $ 0.55
June 30                     4,223,311        3,826,721           2,227,004      1,970,110       0.39       0.35
September 30                3,292,599        3,922,353             (88,042)     2,029,822      (0.02)      0.36
December 31                 3,175,689        4,372,025          (4,674,827)(A)  2,378,241      (0.82)      0.41
                          -----------      -----------          ----------     ----------    -------     ------
       Total              $14,855,639      $17,347,435         $(1,533,890)    $9,517,222    $ (0.27)    $ 1.67
                          ===========      ===========         ===========     ==========    =======     ======


(A) Note: In the fourth quarter, a write-down of $7,628,000 was taken against one of the zero coupon mortgage notes since the value of underlying collateral was less than the carrying value of the mortgage.

                                                                     SCHEDULE IV
                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
           CONSOLIDATED SCHEDULE OF INDEBTEDNESS TO RELATED PARTIES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                  MLH REAL ESTATE                                     EQUITABLE
                                   ASSOCIATES             EREIM                      LIFE ASSURANCE
                                    LIMITED             MANAGERS        EREIM LP      SOCIETY OF THE
                                  PARTNERSHIP (a)       CORP. (b)    ASSOCIATES (c)  UNITED STATES (d)       TOTAL
                                  --------------        ---------    -------------   -----------------     ----------
Balance, December 31, 1990           $  82,032           $256,993    $   815,194        $ 60,718           $ 1,214,937

     Additions                         162,727            509,796        379,694          18,482             1,070,699

     Payments                         (162,727)          (509,800)    (1,003,476)        (60,718)           (1,736,721)
                                     ---------           --------    -----------        --------           -----------
Balance, December 31, 1991              82,032            256,989        191,412          18,482               548,915

     Additions                         162,066            509,801        378,150          21,227             1,071,244

     Payments                         (163,173)          (511,193)      (380,736)        (32,265)           (1,087,367)
                                     ---------           --------    -----------        --------           -----------

BALANCE, DECEMBER 31, 1992              80,925            255,597        188,826           7,444               532,792

     Additions                         161,409            509,802        376,620           7,345             1,055,176

     Payments                         (160,966)          (508,400)      (375,588)            -              (1,044,954)
                                     ---------           --------    -----------        --------           -----------

BALANCE, DECEMBER 31, 1993           $  81,368           $256,999    $   189,858        $ 14,789           $   543,014
                                     =========           ========    ===========        ========           ===========


(a) Acquisition/syndication fees and partnership administration fees.

(b) Acquisition/syndication fees, management fees and costs related to the offering including reimbursable legal, accounting and printing costs.

(c) Guaranty fees.

(d) Equitable Legal Department to reimburse legal expenses incurred in connecti on with the organization and offering of the Partnership and ongoing Partnership operations.

                                                                     SCHEDULE XI
                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

                                                               Costs
                                                            Capitalized
                                                            Subsequent to              Gross cost at which carried
                            Initial Cost to Company          Acquisition                    at end of the year
                            -----------------------        ----------------     ----------------------------------------
                                            Buildings                                           Buildings
                                              and                                                 and
                                            Improve-          Improve-                          Improve-
Description                 Land             ments             ments            Land             ments             Total
- -----------                 ----          -----------         --------          ----          -----------       -----------
Industrial:
  1200 Whipple Road,
    Union City, CA       $ 2,759,162       $ 5,112,652    $    161,659      $ 2,762,332       $ 5,271,141       $ 8,033,473

  Maple Lane,
    Plaza Court and
    Hollywood Ave,
    Bensenville, IL        1,670,158         5,167,581         307,337        1,673,062         5,472,014         7,145,076

  1850 Westfork Drive
    Lithia Springs, GA       750,000         3,009,802         140,806          750,000         3,150,608         3,900,608

  1345 Doolittle Drive
    San Leandro, CA        4,000,000         6,269,526       1,005,810        4,026,312         7,249,024        11,275,336

Retail:
  Richland Mall
    Richland
    Township, PA           1,115,321        11,663,922         700,212        1,115,535        12,363,920        13,479,455

Office:
  Sentry Park West,
    Montgomery
    County, PA             2,624,777        23,981,032         499,881        2,651,385        24,454,305        27,105,690
                         -----------       -----------    ------------      -----------       -----------       -----------
    Total                $12,919,418       $55,204,515    $  2,815,705      $12,978,626       $57,961,012       $70,939,638
                         ===========       ===========    ============      ===========       ===========       ===========


                                   Accumulated            Date of                  Date
Description                        Depreciation         Construction             Acquired
- -----------                        ------------         ------------             --------
Industrial:
  1200 Whipple Road,
    Union City, CA                 $   766,081              1963                  3/17/88

  Maple Lane,
    Plaza Court and
    Hollywood Ave,                                                               12/27/88,
    Bensenville, IL                    693,967              1979-80                6/8/89

  1850 Westfork Drive
    Lithia Springs, GA                 410,240              1988                   1/6/89

  1345 Doolittle Drive
    San Leandro, CA                    952,954              1964                  5/18/89

Retail:
  Richland Mall
    Richland
    Township, PA                     1,663,551              1974-75               7/19/88

Office:
  Sentry Park West,
    Montgomery
    County, PA                       3,201,761              1988                 12/22/88
                                    ----------
    Total                           $7,688,554
                                    ==========








          Reconciliation of Beginning and Ending Balances:                       1993       1992           1991
                                                                            -----------   ----------      ----------
          Rental Properties -
             Balance at beginning of year                                   $70,232,358  $69,629,851     $68,956,066
                Improvements                                                    707,280      602,507         702,801
                                                                            -----------  -----------     -----------
                Subtotal                                                     70,939,638   70,232,358      69,658,867
                Reductions - receipt of master lease payments                     -             -            (29,016)
                                                                            -----------  -----------     -----------

             Balance at end of year                                         $70,939,638  $70,232,358     $69,629,851
                                                                            ===========  ===========     ===========
          Accumulated depreciation -
             Balance at beginning of year                                   $ 6,028,984  $ 4,487,144     $ 3,040,530
                Depreciation for year                                         1,659,570    1,541,840       1,446,614
                                                                            -----------  -----------     -----------
             Balance at end of year                                         $ 7,688,554  $ 6,028,984     $ 4,487,144
                                                                            ===========  ===========     ===========


                                                                  SCHEDULE XII
                                                                  ------------
                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
             CONSOLIDATED SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993
             ------------------------------------------------------

                                                         PERIODIC
                              INTEREST      FINAL         PAYMENT       FACE AMOUNT        CARRYING AMOUNT     BALLOON PAYMENT
DESCRIPTION                    RATE     MATURITY DATE      TERMS        OF MORTGAGES        OF MORTGAGES         AT MATURITY
- -----------                  ---------  -------------    ---------     -------------       ---------------     --------------
Zero coupon, first
  mortgage on shopping
  mall in Minnesota            10.20%   June 1995           (a)         $10,874,506(e)     $21,831,834 (a) (c)    $25,345,353

First mortgage loan
  on apartment complex
  in Massachusetts             10.25%   February 1999       (f)           6,000,000          6,000,000              6,000,000
                                                                        -----------        -----------             ----------
Total                                                                   $16,874,506        $27,831,834 (b) (d)    $31,345,353
                                                                        ===========        ===========             ==========



                                                           1993             1992              1991
                                                           ----             ----              ----
    Balance at beginning of period                       $82,704,374    $77,666,137        $73,105,000
    Interest accrued on zero coupon notes                  3,772,823      5,038,237          4,561,137
    Repayment/write-off of mortgage loan receivable      (14,000,000)          -                 -
    Write-down of zero coupon mortgage                    (7,628,000)          -                 -
    Loans reclassified as other real estate
       assets                                            (37,017,363)          -                 -
                                                         -----------    -----------        -----------
    Balance at end of period                             $27,831,834    $82,704,374        $77,666,137
                                                         ===========    ===========        ===========


Notes:

(a) Interest at the imputed rate shown is compounded semi-annually and added to the note balance.

(b) None of the loans are subject to any delinquencies.

(c) EREIM LP Associates, an affiliate, contributed a total of $26,443,097 of zero coupon mortgage notes to the Venture, including principal plus interest at the contribution date.

(d) The aggregate cost for book purposes is equal to the tax basis.

(e) Represents the Venture's 71.66% interest in the original face amount of the note excluding compounded interest.

(f) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

                                  PART III.
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership is a limited partnership and has no directors or officers.

    For informational purposes, certain information regarding the General Partners and their respective directors and officers is set forth below.

Managing General Partner

     The Managing General Partner is a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"). Equitable Real Estate is a wholly-owned subsidiary of Equitable Investment Corporation, which is a wholly-owned subsidiary of Equitable Holding Corporation, which is a wholly-owned subsidiary of Equitable.

     The names and dates of election of the directors and officers of the Managing General Partner as of March 15, 1994 are as follows:

                                                                                      Date of
Name                           Age       Office                                       Election
- ----                           ---       ------                                       --------
George R. Puskar                49       Chairman of the Board                        December 19, 1986
Paul J. Dolinoy                 46       President, Chief Executive
                                            Officer and Director                      December 19, 1986
Eugene F. Conway                43       Executive Vice President,
                                            Chief Operating Officer
                                            and Director                              December 19, 1986*
Harry D. Pierandri              48       Executive Vice President                     March 1, 1987
Edward G. Smith                 44       Executive Vice President                     March 1, 1987
Timothy J. Welch                45       Executive Vice President                     March 1, 1987
Peter F. Arata                  53       Senior Vice President                        March 1, 1987
Tommy V. Clinton                54       Senior Vice President                        March 1, 1987**
Richard R. Dolson               56       Senior Vice President                        March 1, 1987**
B. Stanton Breon                34       Vice President, Secretary                    September 30, 1993
Peter J. Urdanick               46       Vice President, Controller
                                         and Treasurer                                December 19, 1986

___________________________________

 *       Named Director on December 12, 1986.
**       Elected Vice President on December 19, 1986.

         The business experience of the directors and executive officers of the Managing General Partner is set forth below.

     George R. Puskar has been Chairman and Chief Executive Officer of Equitable Real Estate since August 1988. Before that he was President and Chief Operating Officer of Equitable Real Estate since its formation in 1984. He is also a Vice President of Equitable.

     Paul J. Dolinoy is a Senior Executive Vice President of Equitable Real Estate in charge of the Institutional Accounts and Portfolio Management area. He is responsible for Equitable Real Estate's corporate, public and union pension fund business and also oversees the development of institutional-grade real estate investment products for individual investors. He is also a Vice President of Equitable.

     Eugene F. Conway is an Executive Vice President of Equitable Real Estate responsible for institutional accounts/retail markets. He also serves as portfolio manager for approximately $1.8 billion of assets. Prior to becoming an Executive Vice President of Equitable Real Estate in 1989, he was a Senior Vice President since 1986 and a Vice President since 1984.

     Harry D. Pierandri is a Senior Executive Vice President of Equitable Real Estate responsible for overseeing all of its discretionary portfolio management activities, in addition to overseeing its Capital Markets, Asset Management and Valuation divisions. Prior to becoming a Senior Executive Vice President in 1988, he was an Executive Vice President since 1984.

     Edward G. Smith is an Executive Vice President of Equitable Real Estate responsible since 1988 for overseeing the $14 billion real estate portfolio of Equitable's General Account. Prior to becoming an Executive Vice President in 1988, he was a Senior Vice President since 1984. From 1986 to 1988 he was responsible for development, management and administration at Equitable Real Estate's home office in Atlanta.

     Timothy J. Welch is a Senior Executive Vice President of Equitable Real Estate in charge of its New York regional office. Prior to assuming his current responsibilities, he was responsible for Investment Sales and International Marketing.

     Peter F. Arata is an Executive Vice President and has been Chief Financial Officer of Equitable Real Estate since 1984. Since 1992, he has also been a Director of Equitable Agri-Business, an Equitable Real Estate affiliate, one of the nation's leading agricultural property investment organizations with more than $2 billion in assets under management. From 1990 to 1992, he was Chairman and Chief Executive Officer of Equitable Agri-Business.

     Tommy V. Clinton is an Executive Vice President of Equitable Real Estate responsible for new mortgage loan origination and mortgage sourcing. Prior to becoming an Executive Vice President in 1988, he was Senior Vice President since 1984.

     Richard R. Dolson is an Executive Vice President of Equitable Real Estate and is in charge of asset management. Prior to becoming an Executive Vice president in 1988, Mr. Dolson was a Senior Vice President since 1984.

     B. Stanton Breon joined Equitable Real Estate in 1982 and was elected a Vice President in 1993. He is currently responsible for the management of portfolios aggregating approximately $1 billion of assets.

     Peter J. Urdanick is Senior Vice President and Treasurer of Equitable Real Estate. Prior to becoming Senior Vice President and Treasurer in 1992, Mr. Urdanick was Vice President and Controller since 1985. He is responsible for its corporate finance department, including its treasury operations.

Associate General Partner

     The general partner of the Associate General Partner is MLH Real Estate Inc., a wholly-owned subsidiary of MLH Group Inc., which is a wholly-owned subsidiary of Merrill Lynch, Hubbard Inc. ("MLH"). MLH is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which is a wholly-owned subsidiary of Merrill Lynch.

     The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 15, 1994 are as follows:

                                                                                  Date of
Name                            Age       Office                                  Election
- ----                            ---       ------                                  --------
D. Bruce Brunson                 49       Chairman, Chief Executive               September 12, 1991
                                            Officer and Director
James A. Vinson                  48       President and Chief                     December 5, 1986
                                           Operating Officer
                                            and Director
Thomas J. Brown                  45       Executive Vice President                December 5, 1986
                                            and Director
Jack A. Cuneo                    46       Senior Vice President                   December 5, 1986
                                            and Director
Ronald J. Solotruk               42       Treasurer                               July 19, 1991
Bruce S. Fenton                  47       Vice President and                      December 5, 1986  and
                                           Secretary                              September 28, 1989

     The business experience of the directors and executive officers of the general partner of the Associate General Partner is set forth below.

     D. Bruce Brunson joined Merrill Lynch in 1986 and was elected Chairman and Chief Executive Officer of MLH in August 1991. He has been Senior Vice President of Merrill Lynch since 1986. From 1986 to 1990, he served as Treasurer of Merrill Lynch and subsequently he coordinated Merrill Lynch's restructuring activities.

     James A. Vinson joined MLPF&S, a subsidiary of Merrill Lynch, in 1971 and has been President and Chief Operating Officer of MLH since 1984 and a Director of MLH since 1978. Mr. Vinson has been involved since 1971 in real property acquisitions and structuring the equity financing of limited partnerships formed for the purpose of acquiring properties.

     Thomas J. Brown joined MLPF&S in 1971 and has been involved since 1972 in real property acquisitions and structuring the equity financing of limited partnerships formed for the purpose of acquiring properties. He has been responsible for real estate management since 1984. Mr. Brown became a director of MLH in 1987 and has been Executive Vice President since 1985.

     Jack A. Cuneo joined MLPF&S in 1975 and is a Senior Vice President of MLH and Manager of its Real Estate Acquisitions and Dispositions Group. Mr. Cuneo is involved in real property acquisitions and sales.

     Bruce S. Fenton joined MLH in 1981 and is a Vice President of MLH and Manager of its Product Development and Investor Services Group.

     Ronald J. Solotruk joined MLH in 1988 and is a Vice President and the Chief Financial Officer of MLH and the Manager of its Financial and Investment Services Group.

     There is no family relationship among any of the above-listed directors and officers of the Managing General Partner and the general partner of the Associate General Partner. All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or general partner of the Associate General Partner, respectively, or until their successors are elected and qualify. All of the officers have been elected to serve until their successors are elected and qualify.


ITEM 11.  EXECUTIVE COMPENSATION.

The General Partners are entitled to receive a share of cash distributions and a share of taxable income or tax loss as provided in Article Four of the Partnership Agreement which is incorporated herein by reference.

     The General Partners and their affiliates may be paid certain fees and commissions and reimbursed for certain out-of-pocket expenses. Information concerning such fees, commissions and reimbursements is set forth under "Compensation and Fees" in the Prospectus and in Schedule IV and Note 7 to notes to Consolidated Financial Statements in ITEM 8: FINANCIAL STATEMENTS, which is incorporated herein by reference.

     All of the directors and officers of the Managing General Partner are employees of Equitable or its subsidiaries and are not separately compensated for services provided to the Managing General Partner or, on behalf of the Managing General Partner, to the Partnership. All of the directors and officers of the general partner of the Associate General Partner are employees of Merrill Lynch or its subsidiaries and are not separately compensated for services provided to the Associate General Partner or, on behalf of the Associate General Partner, to the Partnership.


     The Partnership Agreement indemnifies the General Partners and the Initial Limited Partner against liability for losses resulting from errors in judgment or other action or inaction, whether or not disclosed, if such course of conduct did not constitute negligence or misconduct (see Section 5.7 of the Partnership Agreement which is incorporated herein by reference). As a result of such indemnification provisions, a purchaser of BACs may have a more limited right of legal action than he would have if such provision were not included in the Partnership Agreement. In the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Federal Securities laws is against public policy and therefore unenforceable. Indemnification of general partners involves a developing and changing area of the law and since the law relating to the rights of assignees of limited partnership interests, such as BAC Holders, is largely undeveloped, investors who have questions concerning the duties of the General Partners should consult their own counsel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. Merrill Lynch, Pierce, Fenner & Smith, Incorporated is the record owner of approximately 84% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

     There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                   PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------
(a)      (1)  The following financial statements, appearing in Item 8 hereof and incorporated by reference herein, are filed with this report:

              See Index at Item 8.

         (2)  The following financial statement schedules, appearing in Item 8 hereof and incorporated by reference herein, are filed with this report:
              See Index at Item 8.

(b)           The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         1.   Current Report on Form 8-K of the Partnership dated November 22, 1993 (incorporated by reference to File No. 33-11064)

(c)           Exhibits.

              4.     (a)      Amended and Restated Agreement of Limited Partnership dated April 23, 1987.  Included as an
                              Exhibit to the Prospectus (see Exhibit 28).

                     (b)      Amendment to Amended and Restated Agreement of Limited Partnership dated February 9, 1988
                              (incorporated by reference to Exhibit 4(b) to the Partnership's Annual Report on Form 10-K for
                              the Fiscal Year Ended December 31, 1987 (File No. 33-11064) (the "1987 10-K")).

             10.      Material Contracts.

                     (a)      Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to
                              Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                     (b)      Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                     (c)      Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                     (d)      Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                     (e)      Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                     (f)      Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP
                              Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                     (g)      Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

         (h)      Promissory Notes and Mortgages Relating to Brookdale and Northland (incorporated by reference to Exhibit 10(i) to
                  Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

         (i)      Contract to Purchase 1200 Whipple Road, Union City, California (incorporated by reference to Exhibit 10(j)) to
                  Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

         (j)      Lease Agreement Pertaining to 1200 Whipple Road, Union City, California (incorporated by reference to Exhibit
                  10(k) to Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

         (k)      Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to the 1987 10-K).

         (l)      Amendments to Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to
                  Exhibit 10(1) to the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988
                  (File No. 33-11064) (the "1988 10-K").

         (m)      Agreement of Sale between Richland Mall Associates and EML Associates dated July 19, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated July 19, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No.
                  33-11064)).

         (n)      Note and Mortgage dated September 27, 1988 relating to the loan by EML to Second Merritt Seven (incorporated by reference to Exhibit No. 1 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No.
                  33-11064)).

         (o)      Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML
                  Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27,
                  1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

         (p)      Agreement of Sale among EML, Blue Bell Office Campus Associates, a Pennsylvania limited partnership, E. F. Hansen
                  Jr. and G. Eileen Hansen dated December 2, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated
                  December 2, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

         (q)      Agreement of Sale between Provident Mutual Life Insurance Company of Philadelphia and EML Associates dated
                  December 27, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated December 27, 1988 of ML/EQ Real
                  Estate Portfolio, L.P. (File No. 33-11064)).

         (r)      Agreement of Sale between Anderson Partners (Southside/Corporate Lakes) L.P., Gene Anderson, Auerbach Associates
                  Ltd. and EML Associates dated as of December 31, 1988 (incorporated by reference to

                  Exhibit No. 2 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

         (s)      Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company
                  (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio,
                  L.P. (File No. 33-11064)).

         (t)      Note and Mortgage dated February 28, 1989 relating to the loan by EML to 300 Delaware Avenue Associates
                  (incorporated by reference to Exhibit 10(u) to the 1988 10-K.)

         (u)      Agreement of Sale among Lincoln San Leandro IV Limited Partnership, Patrician Associates, Inc. and EML Associates
                  dated April 21, 1989 (incorporated by reference to Exhibit (c)1 to Form 8-K dated May 18, 1989 of ML/EQ Real
                  Estate Portfolio, L.P. (File No. 33-11064)).

28.   Additional Exhibits.

         (a)      Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988
                  (incorporated by reference to Exhibit 28 to the 1987 10-K).

         (b)      Current Report on Form 8-K of the Partnership dated July 19, 1988 (incorporated by reference to File No. 33-
                  11064).

         (c)      Current Report on Form 8-K of the Partnership dated September 27, 1988 (incorporated by reference to File No.
                  33-11064).

         (d)      Current Report on Form 8-K of the Partnership dated December 2, 1988 (incorporated by reference to File No.
                  33-11064).

         (e)      Current Report on Form 8-K of the Partnership dated December 27, 1988 (incorporated by reference to File No.
                  33-11064).

         (f)      Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988 of the Partnership (incorporated by reference to File No. 33-11064).

         (g)      Current Report on Form 8-K of the Partnership dated May 18, 1989 (incorporated by reference to File No. 33-11064).

         (h)      Current Report on Form 8-K of the Partnership dated November 22, 1993 (incorporated by reference to File No.
                  33-11064) filed with the Securities and Exchange on December 2, 1993.

         (i)      Current Report on Form 8-K of the Partnership dated November 22, 1993 (incorporated by reference to File No. 33-
                  11064) filed with the Securities and Exchange Commission on February 28, 1994.

         (j)      Agreement between The Equitable Life Assurance Society of the United States and Equitable Real Estate Shopping
                  Centers L.P. dated March 25, 1994 (incorporated by reference to Exhibit 28(o) to Form 10-K dated December 31,
                  1993 of EREIM LP Associates (File No. 33-11064)).

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 25,1994.


                                                             Chairman of the Board of
                                                             EREIM Managers Corp.
     /s/ GEORGE R.  PUSKAR
     ----------------------
         GEORGE R.  PUSKAR

                                                             President, Chief Executive
                                                             Officer, Principal Executive Officer
                                                             and Director of EREIM Managers Corp.
     /s/ PAUL J. DOLINOY
     -------------------
         PAUL J. DOLINOY

                                                             Executive Vice President,
                                                             Chief Operating Officer and
                                                             Director of EREIM Managers Corp.
     /s/ EUGENE F.  CONWAY
     ---------------------
         EUGENE F.  CONWAY

                                                             Vice President, Controller
                                                             and Treasurer (Principal
                                                             Financial Officer and
                                                             Principal Accounting Officer)
                                                             of EREIM Managers Corp.
     /s/ PETER J. URDANICK
     ---------------------
         PETER J. URDANICK

                                                             Vice President and
                                                             Secretary of EREIM Managers Corp.
     /s/ B. STANTON BREON
     --------------------
         B. STANTON BREON

                                   SIGNATURES


        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1994.


                          ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          EREIM MANAGERS CORP.
                          (Managing General Partner)

                          By: /s/ Eugene F. Conway
                              --------------------
                                  Eugene F. Conway
                                  Executive Vice President