Form 10-Q
period 1994-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1994-05-16
CIK 808369

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q




(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended March 31, 1994.

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                        to
                               ----------------------     ----------------------

                        Commission file number 0-17684



                      ML/EO Real Estate Portfolio, L.P.
- - --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)


         Delaware                                        58-1739523
- - --------------------------------------------------------------------------------
  (State of Organization)                 (I.R.S. Employer Identification No.)


   3414 Peachtree Road, N.E., Atlanta, Georgia           30326-1162
- - --------------------------------------------------------------------------------
     (Address of principal executive office)             (Zip Code)

    (Registrant's telephone number, including area code)   (404) 239-5002



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X     No
                                                   -----      -----

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS





PART  I - FINANCIAL INFORMATION

                   Item 1 - Financial statements:

                                   Consolidated balance sheets at March 31, 1994 and
                                     December 31, 1993
                                   Consolidated statements of operations for the three months ended March 31, 1994 and 1993
                                   Consolidated statement of partners' capital for the three
                                     months ended March 31, 1994
                                   Consolidated statements of cash flows for the three months ended March 31, 1994 and 1993
                                   Notes to consolidated financial statements

                   Item 2 - Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations



PART II - OTHER INFORMATION

                   Items 1 through 6
                   Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1994 AND DECEMBER 31, 1993
                                  (unaudited)



                                                                                      March 31,             December 31,
ASSETS                                                                                  1994                   1993
                                                                                   ---------------        ---------------


REAL ESTATE INVESTMENTS (Note 4):
       Rental properties                                                             $ 71,321,782            $ 70,939,638
       Less accumulated depreciation                                                   (8,156,994)             (7,688,554)
                                                                                     ------------            ------------
       Net rental properties                                                           63,164,788              63,251,084
       Zero coupon mortgage notes receivable                                           22,388,545              21,831,834
       Other real estate assets                                                        37,017,363              37,017,363
       Mortgage loans receivable                                                        6,000,000               6,000,000
                                                                                     ------------            ------------
       Total real estate investments                                                  128,570,696             128,100,281
                                                                                     ------------            ------------

OTHER ASSETS:
       Cash and short-term investments                                                 21,647,746              21,825,747
       Rental income receivable                                                           691,669                 798,839
       Interest income receivable                                                          31,000                 120,851
       Guaranty fee, net of accumulated amortization of
         $1,395,521 in 1994 and $1,328,458 in 1993 (Note 3 and 5)                       2,347,194               2,414,257
       Deferred rent concessions                                                        1,542,657               1,513,100
       Other                                                                              344,095                 236,697
                                                                                     ------------            ------------
       Total other assets                                                              26,604,362              26,909,491
                                                                                     ------------            ------------
TOTAL ASSETS                                                                         $155,175,057            $155,009,772
                                                                                     ============            ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
       Due to affiliates (Note 3)                                                    $    265,010            $    543,014
       Distributions declared                                                                   -                 542,448
       Accrued liabilities                                                                384,006                 394,691
       Accrued capital expenditures                                                             -                 225,000
       Security deposits and unearned rent                                                389,398                 276,298
                                                                                     ------------            ------------
       Total liabilities                                                                1,038,414               1,981,451
                                                                                     ------------            ------------
MINORITY INTEREST IN THE VENTURE (Note 2)                                              29,918,578              29,740,464
                                                                                     ------------            ------------

PARTNERS' CAPITAL:
       General partners                                                                 1,464,366               1,417,856
       Initial limited partner                                                              6,215                   6,174
       Limited partners (5,424,225 BACs issued and outstanding)                       122,747,484             121,863,827
                                                                                     ------------            ------------
       Total partners' capital                                                        124,218,065             123,287,857
                                                                                     ------------            ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $155,175,057            $155,009,772
                                                                                     ============            ============

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (unaudited)



                                                                                                   For the three months
                                                                                                      ended March 31,
                                                                                                   ----------------------
REVENUE:                                                                                     1994                   1993
                                                                                         ------------          --------------
       Rental income                                                                        $1,780,672            $2,004,108
       Interest on short-term investments                                                      124,296                44,312
       Interest on zero coupon mortgage notes receivable                                       556,711             1,356,714
       Interest on mortgage loans receivable                                                   153,750               758,906
                                                                                            ----------            ----------

       TOTAL REVENUE                                                                         2,615,429             4,164,040
                                                                                            ----------            ----------

OPERATING EXPENSES:

       Depreciation                                                                            468,440               406,181
       Real estate taxes                                                                       220,648               231,859
       Real estate operating expenses                                                          333,548               321,868
       Amortization                                                                             67,063                68,117
       General and administrative, including $250,221 and $258,368 at
           March 31, 1994 and 1993, respectively, to affiliates  (Note 3)                      281,771               297,494
       Bad debt expense on mortgage loans receivable (Note 4)                                     -                1,500,000
                                                                                            ----------            ----------

TOTAL OPERATING EXPENSES                                                                     1,371,470             2,825,519
                                                                                            ----------            ----------

INCOME BEFORE MINORITY INTEREST                                                              1,243,959             1,338,521

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE                                                                        (313,751)             (336,546)
                                                                                            ----------            ----------

NET INCOME                                                                                  $  930,208            $1,001,975
                                                                                            ==========            ==========


ALLOCATION OF NET INCOME:
       General partners                                                                     $   46,510            $   50,099
       Initial limited partner                                                                      41                    44
       Limited partners                                                                        883,657               951,832
                                                                                            ----------            ----------

TOTAL                                                                                       $  930,208            $1,001,975
                                                                                            ==========            ==========

NET INCOME PER LIMITED PARTNER BAC                                                          $     0.16            $     0.18
                                                                                            ===========           ==========

WEIGHTED AVERAGE BACs OUTSTANDING                                                            5,424,225             5,424,225
                                                                                            ==========            ==========


See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (unaudited)





                                                            Initial
                                         General            Limited         Limited
                                         Partners           Partner         Partners           Total
                                         --------           -------        ----------      ------------
Balance, December 31, 1993              $1,417,856          $6,174        $121,863,827    $123,287,857

Net income                                  46,510              41             883,657         930,208
                                        ----------          ------        -------------   -------------

Balance, March 31, 1994                 $1,464,366          $6,215        $122,747,484    $124,218,065
                                         =========          ======         ===========     ===========




See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (unaudited)




                                                                                         March 31,               March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      1994                    1993
                                                                                      -------------          -------------
       Tenant rentals received                                                          $ 1,971,385            $ 2,053,495
       Interest received                                                                    367,897                927,100
                                                                                        -----------            -----------

       Cash received from operations                                                      2,339,282              2,980,595

       Cash paid for operating activities                                                (1,232,034)            (1,079,549)
       Cash distributions to Minority Interest                                             (135,657)              (760,000)
                                                                                        -----------            -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   971,591              1,141,046
                                                                                        -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Property improvements                                                               (607,144)              (130,061)
                                                                                        -----------            -----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (607,144)              (130,061)
                                                                                        -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

       Cash distributions to limited partners                                              (542,448)            (2,169,790)
                                                                                        -----------            -----------

NET CASH USED IN FINANCING ACTIVITIES                                                      (542,448)            (2,169,790)
                                                                                        -----------            -----------

NET DECREASE IN CASH AND
  SHORT-TERM INVESTMENTS                                                                   (178,001)            (1,158,805)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                                    21,825,747              7,113,665
                                                                                        -----------            -----------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                                                         $21,647,746            $ 5,954,860
                                                                                        ===========            ===========


See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (unaudited)





RECONCILIATION OF NET INCOME TO NET CASH                                                March 31,               March 31,
  PROVIDED BY OPERATING ACTIVITIES:                                                       1994                    1993
                                                                                   -------------------     ------------------
Net income                                                                             $930,208                $1,001,975
                                                                                        -------                 ---------

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

           Amortization and depreciation                                                535,503                   474,298
           Bad debt expense on mortgage loans receivable                                      -                 1,500,000
           Minority Interest in Venture operations                                      313,751                   336,546
           Cash distributions to Minority Interest                                     (135,637)                 (760,000)

           Changes in assets (increase) decrease:

           Interest accrual on zero coupon mortgage notes                              (556,711)               (1,356,714)
           Rental income receivable                                                     107,170                   169,281
           Interest income receivable                                                    89,851                   123,881
           Deferred rent concessions                                                    (83,090)                  (67,705)
           Other assets                                                                 (53,865)                   46,699

           Changes in liabilities increase (decrease):

           Due to affiliates                                                           (278,004)                 (265,842)
           Accrued liabilities                                                          (10,685)                   (9,185)
           Tenant security deposits and unearned rent                                   113,100                   (52,188)
                                                                                        -------                 ---------

Total adjustments                                                                        41,383                   139,071
                                                                                        -------                 ---------

NET CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES                                                                           $971,591                $1,141,046
                                                                                        =======                 =========




See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (unaudited)



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

       The Managing General Partner of the Partnership is EREIM Managers Corp. (the "Managing General Partner"), an affiliate of the Equitable, and the Associate General Partner is MLH Real Estate Associates Limited Partnership (the "Associate General Partner"), an affiliate of Merrill Lynch, Hubbard Inc. The initial limited partner is MLH Real Estate Assignor, Inc., an affiliate of Merrill Lynch, Hubbard Inc.

       The Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 7,500,000 Beneficial Assignee Certificates ("BACs") at $20 per BAC. The BACs evidence the economic rights attributable to limited partnership interests in the Partnership. On March 10, 1988, the Partnership's initial investor closing occurred, at which time the Partnership received $92,190,120 representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership had its second and final investor closing. The Partnership received $16,294,380 representing the proceeds from the sale of an additional 814,719 BACs.

       The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition of the Partnership as of March 31, 1994. Certain footnote disclosure which substantially duplicates the footnote disclosure contained in the financial statements of the Partnership, included in its Form 10-K for the fiscal year ended December 31, 1993, which is hereby incorporated by reference, has been omitted.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Partnership and the Venture. EREIM LP Associates' 20% ownership in the Venture is reflected as a Minority Interest on the Partnership's consolidated financial statements. All significant intercompany accounts are eliminated in consolidation.

       Allocation of Partnership Income

       Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Partnership net income is now allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provision of the Partnership Agreement for the allocation of distributable cash.

       Other Real Estate Assets

       Other real estate assets represent the fair market value of the underlying collateral of the Northland zero coupon loan receivable and the Bank of Delaware mortgage loan receivable as such receivables were determined to be in-substance foreclosures (See Note 4). Subsequent to the date of such determination, the Partnership has recorded estimated operating revenues and expenses, excluding depreciation, for the Bank of Delaware. The Partnership did not record operating results for Northland, because no reliable estimates are currently available. Management believes that such results, once known, will favorable impact the Partnership's net income.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (unaudited)



3.     TRANSACTIONS WITH AFFILIATES

       The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1994 and December 31, 1993 the accrued balance of these fees and reimbursements totalled $265,010 and $543,014, respectively. For each of the three month periods ended March 31, 1994 and 1993, the expense for these recurring fees totalled $250,221 and $258,368, respectively. These amounts are included in the statements of operations as components of general and administrative expense.


4.     REAL ESTATE INVESTMENTS

       Rental Properties
       As of March 31, 1994, the Partnership's rental properties consist of the following:

                                                                                           Square         Lease
                                                                                            Feet        Percentage
                                                                                         ---------      ----------
       Office

       16 and 18 Sentry Park West,
           Montgomery County, Pennsylvania                                                 190,616          60%

       Industrial

       1200 Whipple Road, Union City, California                                           257,500         100%
       701 Maple Lane and 733 Maple Lane,
           Bensenville, Illinois                                                            81,750          71%
       7550 Plaza Court, Willowbrook, Illinois                                              49,500         100%
       800 Hollywood Avenue, Itasca, Illinois                                               50,337         100%
       1850 Westfork Drive, Lithia Springs, Georgia                                        103,505         100%
       1345 Doolittle Drive, San Leandro, California                                       326,414          93%

       Retail

       Richland Mall, Richland Township,
           Pennsylvania                                                                    182,408          97%

       Zero Coupon Mortgage Notes Receivable

       In 1988, the Venture acquired zero coupon mortgage notes with fair value (including accrued interest) of $33,053,870 which represents the Venture's 71.66 ownership percentage. Equitable Life Assurance Society of the United States owns the remaining 28.34%. These notes provide financing for Equitable Real Estate Shopping Centers L.P. ("ERESC"), a limited partnership, and are secured by first mortgages on two real estate properties, Northland and Brookdale Centers located outside Detroit, Michigan and Minneapolis, Minnesota, respectively. The notes have an implicit interest rate of 10.2% compounded semiannually with the entire amount of principal and accrued interest totalling $68,227,857 due June 1995. Principal and accrued interest due June 1995 on the Northland and Brookdale zero notes total $42,882,504 and $25,345,353 respectively. The notes provide that the borrowers may elect to pay interest currently, however, it is expected that interest

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (unaudited)



4.     REAL ESTATE INVESTMENTS (Continued)

       payments will be deferred until maturity. Management discontinued the accrual of interest during the quarter ended June 30, 1993 on the Northland note as the accreted value of the mortgage approximates the underlying value.

       On March 25, 1994, an agreement was reached in connection with the Zero Notes. The agreement provides for the transfer of the Northland Mall to Equitable and the Venture in proportion to their respective interests in the mortgage; the payment of $6.6 million to the owner (which amount is approximately equal to the present value of the anticipated cash flow of the Northland Center for the period from January 1, 1994 through June 30, 1995, the maturity date of the Zero Notes); and a modification of the Brookdale mortgage to provide that if the Brookdale Mall is sold prior to June 30, 1995, the borrower may prepay the Zero Note and pay a defeasance fee equal to 75% of the amount, if any, by which the sale price for the Brookdale Mall exceeds $45 million.

       The consummation of the transaction is subject to certain conditions, including modification of the agreement with Dayton Hudson, one of the existing anchor tenants, the addition of Ward's as an additional anchor store, as well as obtaining the consent of the limited partners of the owner and the agreement of the Venture to participate in the transaction. On April 25, 1994, the Board of Directors of EREIM Managers Corp., the Managing General Partner of the Partnership, approved the Partnership's participation in the Northland/Brookdale transaction.

       Such transaction was accounted for as an in-substance foreclosure at December 31, 1993 and is classified as an other real estate asset. The Partnership recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Mall at its fair market value. Such loss includes a $4,730,000 provision in anticipation of the Venture's share of the payment to be made by the Partnership at closing to terminate the mortgage. The closing is currently anticipated to occur in 1994.

       The units of limited partnership securities of ERESC are listed on the New York Stock Exchange. ERESC files reports under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (File No. 1-9331). The unaudited financial statements for the quarter ended March 31, 1994 included in the ERESC Report on Form 10-Q for such quarter are incorporated herein by reference.

       Mortgage Loans Receivable

       In 1988, the Venture and Equitable jointly made a $28,000,000 first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut General Partnership. The Venture, Equitable and Second Merritt Seven Joint Venture agreed to a $21,000,000 payoff of the loan secured by the Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during 1993 to reflect the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  (unaudited)



4.     REAL ESTATE INVESTMENTS (Continued)

       diminution of value of the underlying security for the loan. In receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a payoff was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

       In 1989, the Venture made a $6,000,000 first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

       In 1989, the Venture made a $9,500,000 first mortgage loan to Three Hundred Delaware Avenue Associates. The loan is collateralized by a seventeen-story office building in Wilmington, Delaware. The loan bears interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of the Bank of Delaware Building defaulted on the mortgage loan receivable, having missed their mortgage payments in February, March and April 1994. The Partnership accounted for this transaction as an in-substance foreclosure at December 31, 1993. The mortgage loan receivable was reclassified to other real estate assets at its current fair market value.


5.     GUARANTY AGREEMENT

       EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. As of March 31, 1994, the cumulative minimum return (computed at 9.75% simple interest per annum on the limited partners' capital contributions) was $63,703,129 plus the limited partners' original capital contributions. The guaranty amount is the minimum return reduced by the semi-annual distributions of cash to the limited partners of the Partnership. As of March 31, 1994, the cumulative amount of cash distributions paid other than cash distributions paid as a result of sale of financing proceeds was $11,662,621. As of March 31, 1994, the cumulative amount of cash distributions paid as a result of sale or financing proceeds received by the Venture was $1,421,155. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor.

                                    PART II


Item 1.            Legal Proceedings


                   Response:  None

Item 2.            Changes in Securities


                   Response:  None

Item 3.            Default Upon Senior Securities


                   Response:  None

Item 4.            Submission of Matters to a Vote of Security Holders


                   Response:  None

Item 5.            Other Information


                   Response:  None

Item 6.            Exhibits and Reports on Form 8-K


                   Response:

                   a) Exhibits

                                    None

                   b)  Reports

                                    None

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

           As of March 31, 1994, the Partnership had cash and short-term investments of approximately $2.4 million. Such cash and short-term investments are available for distribution to the extent not required for participation with Equitable in the proposed Northland Center transaction, general working capital requirements or for payments of fees to the General Partners and their affiliates.

           In addition, at March 31, 1994, the Venture, in which the Partnership owns an 80% interest, had approximately $19.2 million in short-term investments. These funds are intended to be utilized primarily to create reserves in connection with the Northland Center transaction (including funding capital expenditures and renovation expenses as described below), fund capital improvements at the Venture's other Properties and cover general working capital requirements. Remaining funds are available for distribution to the Venture partners.

           Cash received from tenant-related revenues and cash paid for operating activities for the three months ended March 31, 1994 remained approximately the same in comparison to the same period last year.

Financial Condition

           The decrease in liabilities of approximately $950,000 at March 31, 1994, as compared to December 31, 1993, is primarily attributable to the semi-annual payment of distributions to BAC holders and limited partners of $542,448 and the semi-annual payment of fees to affiliates, $278,004, in the first quarter.

Results of Operations

           Rental related income for the three month period ended March 31, 1994 decreased approximately 11.5% in comparison to the same period last year. The decrease is primarily due to the decision by a tenant not to renew a lease which expired in December 1993 for 70,836 square feet of space at the 16/18 Sentry Park West property.

           Interest on short-term investments increased over the same period primarily as a result of an increase of funds being held upon the creation of reserves in anticipation of cash requirements for the Northland Center transaction, which includes capital improvements and renovation expenses. Interest income on the zero coupon mortgage notes decreased compared to the same period last year due to the non-accrual of interest commencing June 30, 1993 on the Northland Zero Note. This non-accrual of interest offset an increase in interest attributable to the compounding effect of the zero coupon investment on the Brookdale Center mortgage.

           Occupancy of the Venture's properties at March 31, 1994 decreased slightly to 89.7% from the occupancy at December 31, 1993 of 96.5%.

           As reported previously in the Partnership's Report on Form 10-K for the period ended December 31, 1993, Management believes that significant capital improvements to the Northland Center are needed to enhance the value and marketability of the property. The owner has declined to incur such expenses. On March 25, 1994, an agreement was reached in connection with the Zero Notes. The agreement provides for the transfer of the Northland Mall to Equitable and the Venture in proportion to their respective interests in the mortgage; the payment of $6.6 million to the owner (which amount is approximately equal to the present value of the anticipated cash flow of the Northland Center for the period from January 1, 1994 through June 30, 1995, the maturity date of the Zero Notes); and a modification of the Brookdale mortgage to provide that if the Brookdale Mall is sold prior to June 30, 1995, the borrower may prepay the zero note and pay a defeasance fee equal to 75% of the amount, if any, by which the sale price for the Brookdale Mall exceeds $45 million.

           The consummation of the transaction is subject to certain conditions, including modification of the agreement with Dayton Hudson, one of the existing anchor tenants, the addition of Ward's as an additional anchor store, as well as obtaining the consent of the limited partners of the owner and the agreement of the Venture to participate in the transaction. Renovations and capital improvements costing approximately $15 million will be undertaken, which amount will be expended by the Venture and Equitable in proportion to their respective interests. On April 25, 1994, the Board of Directors of EREIM Managers Corp., the Managing General Partner of the Partnership, approved the Partnership's participation in the Northland/Brookdale transaction. In determining whether the proposed transaction is in the best interest of the Partnership, the Managing General Partner engaged independent advisors including special counsel and Arthur Andersen & Co. Arthur Andersen rendered an opinion to the Partnership that concluded that the proposed transaction is fair from a financial point of view to the Partnership and the BAC holders. Prior to acquiring title to the Northland Center, Equitable and the Venture may expend funds for capital improvements and renovations to the Northland Center.

           The borrower on the mortgage secured by the 300 Delaware property in Wilmington, Delaware has been delinquent on monthly interest payments since February 1994. Foreclosure of the property is being seriously considered. Although Management does not have access to current financial information regarding operating expenses and income and capital expenditures that may be required by the owner, because the transaction has been accounted for as an in-substance foreclosure at December 31, 1993, Management has estimated net income for the quarter.

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

           Investors should read the foregoing discussion in conjunction with the consolidated financial statements and notes thereto.

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ML/EQ Real Estate Portfolio, L.P.

                                         By:    EREIM Managers Corp.
                                                Managing General Partner



                                         By:    /s/ Peter J. Urdanick
                                                -----------------------------
                                                Peter J. Urdanick
                                                Vice President, Controller
                                                and Treasurer
                                                (Principal Accounting Officer)


Dated: May 15, 1994