Form 10-Q
period 1994-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1994-08-15
CIK 808369

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q




(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended June 30, 1994.

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                        to
                               ----------------------     ----------------------

                        Commission file number 0-17684



                      ML/EO Real Estate Portfolio, L.P.
- - - --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)


         Delaware                                        58-1739523
- - - --------------------------------------------------------------------------------
  (State of Organization)                 (I.R.S. Employer Identification No.)


   3414 Peachtree Road, N.E., Atlanta, Georgia           30326-1162
- - - --------------------------------------------------------------------------------
     (Address of principal executive office)             (Zip Code)

    (Registrant's telephone number, including area code)   (404) 239-5002



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X     No
                                                   -----      -----

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

  Item 1    -- Financial statements:
               Consolidated balance sheets at June 30, 1994 and December 31, 1993...........
               Consolidated statements of operations for the three and six months ended June
                 30, 1994 and 1993..........................................................
               Consolidated statement of partners' capital for the six months ended June 30,
                 1994.......................................................................
               Consolidated statements of cash flows for the six months ended June 30, 1994 and 1993...................................................................
               Notes to consolidated financial statements...................................
  Item 2    -- Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..............................................................

PART II -- OTHER INFORMATION

               Items 1 through 6............................................................
               Signatures...................................................................

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1994 AND DECEMBER 31, 1993
                                  (UNAUDITED)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1994             1993
                                                                  ------------     ------------
                                            ASSETS
REAL ESTATE INVESTMENTS (Note 4):
  Rental properties.............................................  $ 71,521,937     $ 70,939,638
  Less accumulated depreciation.................................    (8,577,809)      (7,688,554)
                                                                  ------------     ------------
  Net rental properties.........................................    62,944,128       63,251,084
  Zero coupon mortgage note receivable..........................    22,945,257       21,831,834
  Other real estate assets......................................    37,017,363       37,017,363
  Mortgage loans receivable.....................................     6,000,000        6,000,000
                                                                  ------------     ------------
          Total real estate investments.........................   128,906,748      128,100,281
                                                                  ------------     ------------
OTHER ASSETS:
  Cash and short-term investments...............................    22,770,165       21,825,747
  Rental income receivable......................................     3,221,029          798,839
  Interest income receivable....................................       116,131          120,851
  Guaranty fee, net of accumulated amortization of $1,462,583 in
     1994 and $1,328,458 in 1993................................     2,280,131        2,414,257
  Deferred rent concessions.....................................     1,570,442        1,513,100
  Other.........................................................       225,679          236,697
                                                                  ------------     ------------
          Total other assets....................................    30,183,577       26,909,491
                                                                  ------------     ------------
          TOTAL ASSETS..........................................  $159,090,325     $155,009,772
                                                                   ===========      ===========
                               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Due to affiliates (Note 3)....................................  $    519,988     $    543,014
  Distributions declared........................................       542,448          542,448
  Accrued liabilities...........................................       316,880          394,691
  Accrued capital expenditures..................................            --          225,000
  Security deposits and unearned rent...........................       398,495          276,298
                                                                  ------------     ------------
          Total liabilities.....................................     1,777,811        1,981,451
                                                                  ------------     ------------
MINORITY INTEREST IN THE VENTURE (Note 2).......................    30,749,716       29,740,464
                                                                  ------------     ------------
PARTNERS' CAPITAL:
  General partners..............................................     1,608,726        1,417,856
  Initial limited partner.......................................         6,313            6,174
  Limited partners (5,424,225 BACs issued and outstanding)......   124,947,759      121,863,827
                                                                  ------------     ------------
          Total partners' capital...............................   126,562,798      123,287,857
                                                                  ------------     ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...............  $159,090,325     $155,009,772
                                                                   ===========      ===========

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                       ENDED                       ENDED
                                                     JUNE 30,                     JUNE 30,
                                             -------------------------   --------------------------
                                                1994           1993         1994            1993
                                             ----------     ----------   -----------     ----------
REVENUE:
  Rental income............................  $8,791,576     $2,066,274   $10,572,248     $4,070,382
  Interest on short-term investments.......     243,066         41,416       367,362         85,728
  Interest on zero coupon mortgage notes
     receivable............................     556,712      1,356,714     1,113,423      2,713,428
  Interest on mortgage loans receivable....     153,750        758,907       307,500      1,517,813
                                             ----------     ----------   -----------     ----------
          TOTAL REVENUE....................   9,745,104      4,223,311    12,360,533      8,387,351
                                             ----------     ----------   -----------     ----------
OPERATING EXPENSES:
  Depreciation.............................     420,815        411,912       889,255        818,094
  Real estate taxes........................   1,088,218        231,094     1,308,866        462,953
  Real estate operating expenses...........   4,061,555        317,791     4,395,103        639,659
  Amortization.............................      67,062         67,063       134,125        135,180
  General and administrative, including
     $505,199 and $519,607 at June 30, 1994
     and 1993, respectively, to affiliates
     (Note 3)..............................     389,134        320,243       670,905        617,737
  Bad debt expense on mortgage loans
     receivable............................          --             --            --      1,500,000
                                             ----------     ----------   -----------     ----------
          TOTAL OPERATING EXPENSES.........   6,026,784      1,348,103     7,398,254      4,173,623
                                             ----------     ----------   -----------     ----------
INCOME BEFORE MINORITY INTEREST............   3,718,320      2,875,208     4,962,279      4,213,728
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE.....................    (831,139)      (648,204)   (1,144,890)      (984,749)
                                             ----------     ----------   -----------     ----------
          NET INCOME.......................  $2,887,181     $2,227,004   $ 3,817,389     $3,228,979
                                              =========      =========    ==========      =========
ALLOCATION OF NET INCOME:
  General partners.........................  $  144,360     $  111,350   $   190,870     $  161,449
  Initial limited partner..................         123             97           164            141
  Limited partners.........................   2,742,698      2,115,557     3,626,355      3,067,389
                                             ----------     ----------   -----------     ----------
          TOTAL............................  $2,887,181     $2,227,004   $ 3,817,389     $3,228,979
                                              =========      =========    ==========      =========
NET INCOME PER LIMITED PARTNER BAC.........       $0.51          $0.39         $0.67          $0.57
                                                  -----          -----         -----          -----
BACs OUTSTANDING...........................   5,424,225      5,424,225     5,424,225      5,424,255
                                              =========      =========    ==========      =========

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1993.....................  $1,417,856   $ 6,174   $121,863,827   $123,287,857
Net income.....................................     190,870       164      3,626,355      3,817,389
Distributions declared.........................          --       (25)      (542,423)      (542,448)
                                                 ----------   -------   ------------   ------------
Balance, June 30, 1994.........................  $1,608,726   $ 6,313   $124,947,759   $126,562,798
                                                  =========    ======    ===========    ===========

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                        1994             1993
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received.........................................................   $ 3,541,867      $ 3,960,076
  Interest received...............................................................       635,699        1,553,129
                                                                                     -----------      -----------
  Cash received from operations...................................................     4,177,566        5,513,205
  Cash paid for operating activities..............................................    (1,747,764)      (1,551,347)
  Cash distributions to Minority Interest.........................................      (135,637)        (760,000)
                                                                                     -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................     2,294,165        3,201,858
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements...........................................................      (807,299)        (363,941)
                                                                                     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES.............................................      (807,299)        (363,941)
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners..........................................      (542,448)      (2,169,790)
                                                                                     -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES.............................................      (542,448)      (2,169,790)
                                                                                     -----------      -----------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS...................................       944,418          668,127
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD............................    21,825,747        7,113,665
                                                                                     -----------      -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD..................................   $22,770,165      $ 7,781,792
                                                                                     ===========      ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income......................................................................   $ 3,817,389      $ 3,228,979
                                                                                     -----------      -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and depreciation.................................................     1,023,380          953,274
    Bad debt expense on mortgage loans receivable.................................            --        1,500,000
    Minority Interest in Venture operations.......................................     1,144,890          984,749
    Cash distributions to Minority Interest.......................................      (135,637)        (760,000)
    CHANGES IN ASSETS (INCREASE) DECREASE:
    Interest accrual on zero coupon mortgage notes................................    (1,113,423)      (2,713,428)
    Rental income receivable......................................................    (2,422,190)          81,941
    Interest income receivable....................................................         4,720          (50,412)
    Deferred rent concessions.....................................................       (57,342)        (118,756)
    Other assets..................................................................        11,018          153,503
    CHANGES IN LIABILITIES INCREASE (DECREASE):
    Due to affiliates.............................................................       (23,026)           1,604
    Accrued liabilities...........................................................       (77,811)          13,896
    Tenant security deposits and unearned rent....................................       122,197          (73,492)
                                                                                     -----------      -----------
Total adjustments.................................................................    (1,523,224)         (27,121)
                                                                                     -----------      -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES....................................   $ 2,294,165      $ 3,201,858
                                                                                     ===========      ===========

                   SUPPLEMENTAL INFORMATION REGARDING NONCASH
                             OPERATING ACTIVITIES

     The Northland transaction resulted in income and expenses of $7,102,879 and $4,566,734 respectively. This activity was recorded as a receivable and is included in rental income receivable.

     A note receivable of $150,194 and an offsetting reserve of the same amount were established in 1994 due to doubtful collections from a tenant, who had vacated a property.

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                  (UNAUDITED)

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

     The Managing General Partner of the Partnership is EREIM Managers Corp. (the "Managing General Partner"), an affiliate of Equitable, and the Associate General Partner is MLH Real Estate Associates Limited Partnership (the "Associate General Partner"), an affiliate of Merrill Lynch, Hubbard Inc. The initial limited partner is MLH Real Estate Assignor, Inc., an affiliate of Merrill Lynch, Hubbard Inc.

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition of the Partnership as of June 30, 1994. Such adjustments were of a normal recurring nature, except for the reflection in the second quarter of six months of operating activity relating to the Northland Center as described in Note 2. Certain footnote disclosure which substantially duplicates the footnote disclosure contained in the financial statements of the Partnership, included in its Form 10-K for the fiscal year ended December 31, 1993, which is hereby incorporated by reference, has been omitted.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994

  Other Real Estate Assets

     Other real estate assets represent the fair market value of the underlying collateral of the Northland zero coupon loan receivable and the Bank of Delaware mortgage loan receivable as such receivables were determined to be in-substance foreclosures at December 31, 1993 (See Note 4). Subsequent to the date of such determination, the Partnership has recorded estimated operating revenues and expenses, excluding depreciation, for the Bank of Delaware. Recording of operating revenues and expenses for Northland was delayed until second quarter when estimates became available. Therefore at June 30, 1994, the income statement reflects six months of activity.

3. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1994 and December 31, 1993 the accrued balance of these fees and reimbursements totaled $519,988 and $543,014, respectively. For each of the six month periods ended June 30, 1994 and 1993, the expense for these recurring fees totaled $505,199 and $519,607, respectively. These amounts are included in the statements of operations as components of general and administrative expense.

4. REAL ESTATE INVESTMENTS

  Rental Properties

     As of June 30, 1994, the Partnership's rental properties consist of the following:

                                                                    SQUARE      PERCENTAGE
                                                                     FEET         LEASED
                                                                    -------     ----------
    OFFICE
    16 and 18 Sentry Park West, Montgomery County, Pennsylvania...  190,616          76%
    INDUSTRIAL
    1200 Whipple Road, Union City, California.....................  257,500         100%
    701 Maple Lane and 733 Maple Lane, Bensenville, Illinois......   81,750          71%
    7550 Plaza Court, Willowbrook, Illinois.......................   49,500         100%
    800 Hollywood Avenue, Itasca, Illinois........................   50,337         100%
    1850 Westfork Drive, Lithia Springs, Georgia..................  103,505         100%
    1345 Doolittle Drive, San Leandro, California.................  326,414         100%
    RETAIL
    Richland Mall, Richland Township, Pennsylvania................  182,408          93%

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994

  Zero Coupon Mortgage Notes Receivable

     In 1988, the Venture acquired zero coupon mortgage notes with fair value (including accrued interest) of $33,053,870 which represents the Venture's 71.66 ownership percentage. The Equitable Life Assurance Society of the United States owns the remaining 28.34%. These notes provide financing for Equitable Real Estate Shopping Centers L.P. ("ERESC"), a limited partnership, and are secured by first mortgages on two real estate properties, Northland and Brookdale Centers located outside Detroit, Michigan and Minneapolis, Minnesota, respectively. The notes have an implicit interest rate of 10.2% compounded semi-annually with the entire amount of principal and accrued interest totaling $68,227,857 due June 1995. Principal and accrued interest due June 1995 on the Northland and Brookdale zero notes total $42,882,504 and $25,345,353 respectively. The notes provide that the borrowers may elect to pay interest currently, however, no interest has been paid to date. Management discontinued the accrual of interest during the quarter ended June 30, 1993 on the Northland note as the accreted value of the mortgage approximated the underlying value. Subsequently, the Northland transaction was accounted for as an in-substance foreclosure at December 31, 1993 and is classified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Mall at its fair market value. Such loss includes a $4,730,000 provision in anticipation of the Partnership's share of the payment which was made by the Partnership at closing in connection with the Northland transaction described below.

     On March 25, 1994, an agreement was reached in connection with the Zero Notes. The agreement provides for the transfer of the Northland Mall to Equitable and the Venture in proportion to their respective interests in the mortgage; the payment of $6.6 million to the owner (which amount is approximately equal to the net present value of the anticipated cash flow of the Northland Center for the period from January 1, 1994 through June 30, 1995, the maturity date of the Zero Notes, subject to closing adjustments); and a modification of the Brookdale mortgage to provide that if the Brookdale Mall is sold prior to June 30, 1995, the borrower may prepay the Zero Note and pay a defeasance fee equal to 75% of the amount, if any, by which the sale price for the Brookdale Mall exceeds $45 million.

     The proposed transaction closed in escrow on June 30, 1994, and the release from escrow occurred on July 22, 1994. Terms of the transaction relating to Northland Mall included modification of the agreement with Dayton Hudson, one of the existing anchor tenants, and the requirement by Equitable and the Venture that Montgomery Ward be added as an additional anchor store. In addition, the consent of a majority interest of the limited partners of ERESC was required in order to proceed with the transaction. Although the limited partners' consent had not been obtained at June 30, 1994, such consent was obtained shortly thereafter.

     In connection with the transaction, a renovation program has commenced and is expected to result in expenditures of approximately $6.5 million, of which the Venture's share is expected to be $4.6 million. In addition, costs expected to be incurred in connection with tenant leases are presently estimated at approximately $2.8 million of which the Venture's share is expected to be approximately $2.0 million. Additional costs are anticipated.

     The units of limited partnership securities of ERESC are listed on the New York Stock Exchange. ERESC files reports under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (File No. 1-9331).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994

  Mortgage Loans Receivable

     In 1988, the Venture and Equitable jointly made a $28,000,000 first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut General Partnership. The Venture, Equitable and Second Merritt Seven Joint Venture agreed to a $21,000,000 payoff of the loan secured by the Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during 1993 to reflect the diminution of value of the underlying security for the loan. In receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a payoff was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

     In 1989, the Venture made a $6,000,000 first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999. In 1989, the Venture made a $9,500,000 first mortgage loan to Three Hundred Delaware Avenue Associates. The loan is collateralized by a seventeen-story office building in Wilmington, Delaware. The loan bears interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of the Bank of Delaware Building defaulted on the mortgage loan receivable, having missed their mortgage payments since February 1994. The Partnership accounted for this transaction as an in-substance foreclosure at December 31, 1993. The mortgage loan receivable was reclassified to other real estate assets at its fair market value.

5. GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. As of June 30, 1994, the cumulative minimum return (computed at 9.75% simple interest per annum on the limited partners' capital contributions) was $66,305,648 plus the limited partners' adjusted capital contributions. The guaranty amount is the minimum return reduced by the semi-annual distributions of cash to the limited partners of the Partnership. As of June 30, 1994, the cumulative amount of cash distributions paid, other than cash distributions paid as a result of sale or financing proceeds, was $11,662,621.

     As of June 30, 1994, the cumulative amount of cash distributions paid as a result of sale or financing proceeds received by the Venture was $1,421,155. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor.

                                    PART II

Item 1.  LEGAL PROCEEDINGS
         Response: None
Item 2.  CHANGES IN SECURITIES
         Response: None
Item 3.  DEFAULT UPON SENIOR SECURITIES
         Response: None
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Response: None
Item 5.  OTHER INFORMATION
         Response: None
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Response:
         a) Exhibits:
            10. Material Contracts
                  (1) Agreement between the Equitable Life Assurance
                      Society of the United States and Equitable Real Estate
                      Shopping Centers L.P. (including the First Amendment to the Agreement, Termination and Release, and exhibits thereto relating to the Northland transaction.
                      (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q for the quarter ended March 31, 1994 filed by Equitable Real Estate Shopping Centers L.P. (File No.
                      1-9331)).
                  (2) Second Amendment to Agreement between The Equitable
                      Life Assurance Society of the United States and Equitable
                      Real Estate Shopping Centers L.P. relating to the
                      Northland transaction. (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q for the quarter ended June 30, 1994 filed by Equitable Real Estate
                      Shopping Centers L.P. (File No. 1-9331)).
         b) Reports:  None

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1994, the Partnership had cash and short-term investments of approximately $2.4 million. Such cash and short-term investments are available for distribution to the extent not required for participation with Equitable in the Northland Center transaction, general working capital requirements, or for payments of fees to the General Partners and their affiliates.

     In addition at June 30, 1994, the Venture, in which the Partnership owns an 80% interest, had approximately $20.4 million in short-term investments. These funds are intended to be utilized primarily to create reserves in connection with the Northland Center transaction (including funding capital expenditures and renovation expenses as described below), fund capital improvements at the Venture's other Properties, and cover general working capital requirements. Remaining funds are available for distribution to the Venture partners.

     Cash received from tenant-related revenues decreased approximately $418,000 in comparison to the same period last year. This decrease is largely attributable to the decision of a tenant at 16 Sentry Park West, which occupied 70,836 square feet of space, to not renew a lease which expired December, 1993.

     Cash paid for operating activities for the six months ended June 30, 1994 increased approximately $196,000 in comparison to the same period last year. Approximately $84,000 of this increase is due to fees paid to obtain a fairness opinion from independent advisors in connection with the Northland transaction. The remainder of this increase is due to a decrease in accrued operating expenses.

FINANCIAL CONDITION

     As a result of the Northland transaction, a receivable of approximately $2.5 million was established, representing net income from the Northland Mall for the period January through June 1994. The increase in other assets (primarily rental income receivable) as of June 30, 1994 as compared to December 31, 1993 of approximately $3.3 million is attributable largely to the establishment of the Northland Mall receivable. The remaining increase arises from an increase in cash and short-term investments primarily due to cash flow provided by operating activities. Liabilities remain approximately the same in comparison to December 31, 1993.

RESULTS OF OPERATIONS

     Rental related income for the six month period ended June 30, 1994 increased $6.7 million compared to the same period last year. This change is primarily a result of $7.1 million of income representing six months of activity from the Northland Mall and a decrease in income of approximately $408,000 due to the loss of the tenant at 16 Sentry Park West.

     Real estate related expenses increased approximately $4.7 million compared to the same period last year. This change is primarily a result of $4.6 million of expenses representing six months of activity attributable to Northland Mall.

     Interest on short-term investments increased over the same period last year due to an increase in funds being held upon the creation of reserves in anticipation of cash requirements for the Northland Center transaction, which includes capital improvements and renovation expenses, and due to a rise in interest rates. Interest income on the zero coupon mortgage notes decreased compared to the same period last year due to the non-accrual of interest commencing June 30, 1993 on the Northland Zero note. This non-accrual of interest more than offsets an increase in interest attributable to the compounding effect of the zero coupon investment on the Brookdale Center mortgage.

     Occupancy of the Venture's properties at June 30, 1994 increased to 93.5% from the occupancy at December 31, 1993 of 91.8%.

     As reported previously in the Partnership's Report on Form 10-K for the period ended December 31, 1993, Management believes that significant capital improvements to the Northland Center are needed to enhance the value and marketability of the property. The owner declined to incur such expenses. On March 25, 1994, an agreement was reached in connection with the Zero Notes. The agreement provides for the transfer of the Northland Mall to Equitable and the Venture in proportion to their respective interests in the mortgage; the payment of $6.6 million to the owner (which is approximately equal to the net present value of the anticipated cash flow of the Northland Center for the period from January 1, 1994 through June 30, 1995, the maturity date of the Zero Notes), subject to closing adjustments; and a modification of the Brookdale mortgage to provide that if Brookdale Mall is sold prior to June 30, 1995, the borrower may prepay the Zero Note and pay a defeasance fee equal to 75% of the amount, if any, by which the sale price for the Brookdale Mall exceeds $45 million. In addition, consummation of the transaction is subject to certain modification of the agreement with Dayton Hudson, one of the existing anchor tenants, the addition of a Montgomery Ward's as an additional anchor store, as well as obtaining the consent of the limited partners of the owner and the agreement of the Venture to participate in the transaction. Renovations and capital improvements costing approximately $15 million are expected to be undertaken, which amount will be expended by the Venture and Equitable in proportion to their respective interests. On April 25, 1994, the Board of Directors of EREIM Managers Corp., the Managing General Partner of the Partnership approved the Partnership's participation in the Northland/Brookdale transaction. In determining whether the proposed transaction is in the best interest of the Partnership, the Managing General Partner engaged independent advisors including a special counsel and Arthur Andersen & Co., S.C. Arthur Andersen rendered an opinion to the Partnership that concluded that the proposed transaction is fair from a financial point of view to the Partnership and the BAC holders. Amendments to the March 25, 1994 agreement were approved by the Board of Directors of EREIM Managers Corp. on June 23, 1994. The transaction was consummated on July 22, 1994.

     In connection with the transaction, a renovation program has commenced and is expected to result in expenditures of approximately $6.5 million of which the Venture's share is expected to be $4.6 million. In addition, costs expected to be incurred in connection with the tenant leases are presently estimated at approximately $2.8 million of which the Venture's share is expected to be approximately $2.0 million. Additional costs are anticipated.

     The borrower on the mortgage secured by the 300 Delaware property in Wilmington, Delaware has been delinquent on monthly interest payments since February 1994. Foreclosure of the property is being seriously considered. Because the transaction has been accounted for as an in-substance foreclosure at December 31, 1993, Management has estimated income for the six month period ended June 30, 1994.

     Inflation has been at relatively low levels during the periods presented in the financial statements and as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Although the spread is small, inflation is continuing to exceed the rise in market rental rates at many of the Venture's properties. In fact, at several of the Venture's properties, market rental rates are decreasing. If this trend continues, the increase in real estate operating expenses may exceed increases in rental income.

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

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By: EREIM Managers Corp.
                                              Managing General Partner

                                          By: /s/  CLAIRE SNEDEKER
                                            ------------------------------------
                                              Claire Snedeker
                                              Vice President,
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

Dated: August 15, 1994