Form 10-Q
period 1994-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1994-11-14
CIK 808369

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                     FORM 10-Q

   (Mark One)

               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1994

                                        OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from                to

                          COMMISSION FILE NUMBER 0-17684

                             ------------------------

                         ML/EQ REAL ESTATE PORTFOLIO, L.P.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS GOVERNING INSTRUMENT)

                   NEW YORK                                     58-1739523
           (STATE OF ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

    1150 LAKE HEARN DR.; ATLANTA, GEORGIA                       30342-1522
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

      (Registrant's telephone number, including area code) (404) 239-5002

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

                                                                                   PAGE NUMBERS
                                                                                   ------------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements:
              Consolidated balance sheets at September 30, 1994 and
                December 31, 1993................................................        2
              Consolidated statements of operations for the three and nine months ended
                September 30, 1994 and 1993......................................        3
              Consolidated statement of partners' capital for the nine months ended
                September 30, 1994...............................................        4
              Consolidated statements of cash flows for the nine months ended
                September 30, 1994 and 1993......................................        5
              Notes to consolidated financial statements.........................        6
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................       10
PART II. OTHER INFORMATION
     Items 1 through 6...........................................................       13
     Signatures..................................................................       14

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                  (UNAUDITED)

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  1994                  1993
                                                              -------------         ------------
                                             ASSETS
Real Estate Investments (Note 4):
  Rental properties.........................................  $ 105,036,267         $ 70,939,638
  Less accumulated depreciation.............................     (9,200,809)          (7,688,554)
                                                              -------------         ------------
  Net rental properties.....................................     95,835,458           63,251,084
  Zero coupon mortgage note receivable......................     23,530,361           21,831,834
  Other real estate assets..................................      8,500,000           37,017,363
  Mortgage loans receivable.................................      6,000,000            6,000,000
                                                              -------------         ------------
          Total real estate investments.....................    133,865,819          128,100,281
                                                              -------------         ------------
Other Assets:
  Cash and short-term investments...........................     20,263,415           21,825,747
  Rental income receivable..................................      3,813,567              798,839
  Interest income receivable................................         67,347              120,851
  Guaranty fee, net of accumulated amortization of
     $1,529,646 in 1994 and $1,328,458 in 1993..............      2,213,069            2,414,257
  Deferred rent concessions.................................      1,585,324            1,513,100
  Prepaid real estate taxes.................................        931,005              205,171
  Other.....................................................         29,290               31,526
                                                              -------------         ------------
          Total other assets................................     28,903,017           26,909,491
                                                              -------------         ------------
Total Assets................................................  $ 162,768,836         $155,009,772
                                                                ===========          ===========
                               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Due to affiliates (Note 3)................................  $     316,662         $    543,014
  Distributions declared....................................             --              542,448
  Accrued liabilities.......................................      2,771,871              394,691
  Accrued capital expenditures..............................        513,125              225,000
  Security deposits and unearned rent.......................        845,315              276,298
                                                              -------------         ------------
          Total liabilities.................................      4,446,973            1,981,451
                                                              -------------         ------------
Minority Interest in the Venture (Note 2)...................     30,935,961           29,740,464
                                                              -------------         ------------
Partners' Capital:
  General partners..........................................      1,649,881            1,417,856
  Initial limited partner...................................          6,350                6,174
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................    125,729,671          121,863,827
                                                              -------------         ------------
          Total partners' capital...........................    127,385,902          123,287,857
                                                              -------------         ------------
Total Liabilities and Partners' Capital.....................  $ 162,768,836         $155,009,772
                                                                ===========          ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS ENDED
                                                ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                              -----------------------     -------------------------
                                                 1994         1993           1994          1993
                                              ----------   ----------     -----------   -----------
Revenue:
  Rental income.............................  $5,195,847   $1,952,387     $15,768,095   $ 6,022,769
  Interest on short-term investments........     241,812       51,609         609,174       137,337
  Interest on zero coupon mortgage
     notes receivable.......................     585,104      529,697       1,698,527     3,243,125
  Interest on mortgage loans receivable.....     153,750      758,906         461,250     2,276,719
                                              ----------   ----------     -----------   -----------
          Total Revenue.....................   6,176,513    3,292,599      18,537,046    11,679,950
                                              ----------   ----------     -----------   -----------
Operating Expenses:
  Depreciation..............................     623,000      419,453       1,512,255     1,237,547
  Real estate taxes.........................     664,610      220,677       1,973,476       683,630
  Real estate operating expenses............   2,242,799      315,151       6,637,902       954,810
  Amortization..............................      67,063       67,062         201,188       202,242
  General and administrative, including
     $807,065 and $783,716 at September 30,
     1994 and 1993, respectively, to
     affiliates (Note 3)....................     434,081      294,862       1,104,986       912,599
  Bad debt expense on mortgage loans
     receivable.............................          --    2,000,000              --     3,500,000
  Loss on write down of other real estate
     assets (Note 4)........................   1,000,000           --       1,000,000            --
                                              ----------   ----------     -----------   -----------
          Total Operating Expenses..........   5,031,553    3,317,205      12,429,807     7,490,828
                                              ----------   ----------     -----------   -----------
Income Before Minority Interest.............   1,144,960      (24,606)      6,107,239     4,189,122
Minority Interest in Net Income of
  Consolidated Venture......................    (321,856)     (63,436)     (1,466,746)   (1,048,185)
                                              ----------   ----------     -----------   -----------
Net Income..................................  $  823,104   $  (88,042)    $ 4,640,493   $ 3,140,937
                                               =========    =========      ==========    ==========
Allocation of Net Income:
  General partners..........................  $   41,155   $   (4,402)    $   232,025   $   157,047
  Initial limited partner...................          37           (4)            201           137
  Limited partners..........................     781,912      (83,636)      4,408,267     2,983,753
                                              ----------   ----------     -----------   -----------
          Total.............................  $  823,104   $  (88,042)    $ 4,640,493   $ 3,140,937
                                               =========    =========      ==========    ==========
Net Income Per Limited Partner BAC..........  $     0.14   $    (0.02)    $      0.81   $      0.55
                                               =========    =========      ==========    ==========
BACs Outstanding............................   5,424,225    5,424,225       5,424,225     5,424,225
                                               =========    =========      ==========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                                             INITIAL
                                                 GENERAL     LIMITED     LIMITED
                                                 PARTNERS    PARTNER     PARTNERS        TOTAL
                                                ----------   -------   ------------   ------------
Balance, December 31, 1993....................  $1,417,856   $6,174    $121,863,827   $123,287,857
Net income....................................     232,025      201       4,408,267      4,640,493
Cash distributions............................          --      (25 )      (542,423)      (542,448)
                                                ----------   -------   ------------   ------------
Balance, September 30, 1994...................  $1,649,881   $6,350    $125,729,671   $127,385,902
                                                 =========   =======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                                                                    1994                1993
                                                                 -----------         ----------
Cash Flows from Operating Activities:
  Tenant rentals received......................................  $13,250,160         $5,762,420
  Interest received............................................    1,123,928          2,561,633
                                                                 -----------         ----------
  Cash received from operations................................   14,374,088          8,324,053
  Cash paid for operating activities...........................   (7,776,009)        (2,906,764)
  Cash distributions to Minority Interest......................     (271,249)          (760,001)
                                                                 -----------         ----------
Net Cash Provided by Operating Activities......................    6,326,830          4,657,288
                                                                 -----------         ----------
Cash Flows from Investing Activities:
  Property improvements........................................   (6,804,266)          (436,405)
                                                                 -----------         ----------
Net Cash Used in Investing Activities..........................   (6,804,266)          (436,405)
                                                                 -----------         ----------
Cash Flows from Financing Activities:
  Cash distributions to limited partners.......................   (1,084,896)        (2,169,790)
                                                                 -----------         ----------
Net Cash Used in Financing Activities..........................   (1,084,896)        (2,169,790)
                                                                 -----------         ----------
Net Increase in Cash and Short-Term Investments................   (1,562,332)         2,051,093
Cash and Short-Term Investments at Beginning of Period.........   21,825,747          7,113,665
                                                                 -----------         ----------
Cash and Short-Term Investments at End of Period...............  $20,263,415         $9,164,758
                                                                  ==========          =========
Reconciliation of Net Income to Net Cash Provided by Operating
  Activities:
  Net income...................................................  $ 4,640,493         $3,140,937
                                                                 -----------         ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization and depreciation................................    1,713,443          1,439,789
  Bad debt expense on mortgage loans receivable................           --          3,500,000
  Loss on write down of other real estate assets...............    1,000,000                 --
  Minority Interest in Venture operations......................    1,466,746          1,048,185
  Cash distributions to Minority Interest......................     (271,249)          (760,001)
  Changes in assets (increase) decrease:
     Interest accrual on zero coupon mortgage notes............   (1,698,527)        (3,243,125)
     Rental income receivable..................................   (3,014,728)           (32,408)
     Interest income receivable................................       53,504            147,577
     Deferred rent concessions.................................      (72,224)          (236,715)
     Other assets..............................................     (723,598)           (94,357)
  Changes in liabilities increase (decrease):
     Due to affiliates.........................................     (226,352)          (253,893)
     Accrued liabilities.......................................    2,890,305             (7,475)
     Tenant security deposits and unearned rent................      569,017              8,774
                                                                 -----------         ----------
          Total adjustments....................................    1,686,337          1,516,351
                                                                 -----------         ----------
Net Cash Flow Provided by Operating Activities.................  $ 6,326,830         $4,657,288
                                                                  ==========          =========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition of the Partnership as of September 30, 1994. Such adjustments were of a normal recurring nature. Certain footnote disclosure which substantially duplicates the footnote disclosure contained in the financial statements of the Partnership, included in its Form 10-K for the fiscal year ended December 31, 1993, which is hereby incorporated by reference, has been omitted.

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

  Other Real Estate Assets

     Other real estate assets at September 30, 1994 represent the fair market value of the underlying collateral of the Bank of Delaware mortgage loan receivable as such receivable was determined to be an in-substance foreclosure at December 31, 1993 (See Note 4). Subsequent to the date of such determination, the Partnership has recorded estimated operating revenues and expenses for the Bank of Delaware. It is anticipated that the Venture will acquire the Bank of Delaware building (the "Property") in the fourth

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

quarter, 1994 by a deed in lieu of foreclosure. Also determined to be an in-substance foreclosure at December 31, 1993 was the Northland zero coupon loan receivable. Recording of operating revenues and expenses for Northland was delayed until second quarter when estimates became available. Subsequently, on July 22, 1994, a deed in lieu of foreclosure was executed and accordingly, the zero coupon loan receivable was reclassified from other real estate assets to rental properties. Additionally, all other assets and liabilities of Northland were recorded as of that date.

3. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1994 and December 31, 1993 the accrued balance of these fees and reimbursements totaled $316,662 and $543,014, respectively. For each of the nine month periods ended September 30, 1994 and 1993, the expense for these recurring fees totaled $807,065 and $783,716, respectively. These amounts are included in the statements of operations as components of general and administrative expense.

4. REAL ESTATE INVESTMENTS

  Rental Properties

     As of September 30, 1994, the Partnership's rental properties consist of the following:

                                                                       SQUARE     PERCENTAGE
                                                                        FEET        LEASED
                                                                      ---------   ----------
    OFFICE
    16 and 18 Sentry Park West, Montgomery County, Pennsylvania.....    190,616        76%
    INDUSTRIAL
    1200 Whipple Road, Union City, California.......................    257,500       100%
    701 Maple Lane and 733 Maple Lane, Bensenville, Illinois........     81,750        71%
    7550 Plaza Court, Willowbrook, Illinois.........................     49,500       100%
    800 Hollywood Avenue, Itasca, Illinois..........................     50,337       100%
    1850 Westfork Drive, Lithia Springs, Georgia....................    103,505       100%
    1345 Doolittle Drive, San Leandro, California...................    326,414       100%
    RETAIL
    Richland Mall, Richland Township, Pennsylvania..................    182,408        88%
    Northland Mall, Southfield, Michigan............................  1,292,694        88%

Zero Coupon Mortgage Notes Receivable

     The Venture holds a 71.66% participation interest in a zero mortgage note and the first mortgage on Brookdale Center located outside of Minneapolis, Minnesota which secures the note. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Equitable Real Estate Shopping Centers L.P. ("ERESC"), a publicly traded limited partnership. The note has an implicit interest rate of 10.2% compounded semi-annually with the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provides that the borrower may elect to pay interest currently; however, no interest has been paid to date. As part of the Northland Center transaction (discussed below), the Brookdale mortgage was modified on July 22, 1994 to provide that, if ERESC sells Brookdale Center prior to June 30, 1995, the outstanding principal and accrued

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

interest of the zero note will be paid at the time of sale, together with a defeasance fee equal to 75% of the amount, if any, by which the sale price for Brookdale Center exceeds $45 million.

     Until July 22, 1994 the Venture also held a 71.66% participation interest in a zero mortgage note and the first mortgage on Northland Center located outside of Detroit, Michigan which secures the note. The Venture acquired its participation interest in 1988 from Equitable which continues to hold the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was ERESC. The note had an implicit interest rate of 10.2% compounded semi-annually with the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

     Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the underlying value of the Northland Center. The Northland note and mortgage were accounted for as an in-substance foreclosure at December 31, 1993 and the zero note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Center at its fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to ERESC on the transfer of Northland Center (see below).

     On July 22, 1994, ERESC transferred Northland Center to the Venture and Equitable in proportion to their respective interests in the Northland mortgage. Following the transfer, Northland Center was reclassified from other real estate assets to rental properties. The transfer was effective as of January 1, 1994, and income and expenses were adjusted as of that date. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which is approximately equal to the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments for the period from January 1, 1994 through June 30, 1995, the date the Northland mortgage would have matured). As part of the transaction, the Brookdale mortgage was modified as discussed above.

     In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable have also commenced a renovation program at Northland Center. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of September 30, 1994, approximately $1.1 million of these costs had been funded, of which the Venture's share was approximately $813,000.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     In 1989, the Venture made a $6,000,000 first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

     In 1989, the Venture made a $9,500,000 first mortgage loan to Three Hundred Delaware Avenue Associates. The loan is collateralized by a seventeen-story office building in Wilmington, Delaware. The loan bears interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of the Bank of Delaware building defaulted on the mortgage loan receivable, having missed their mortgage payments since February 1994. The Partnership accounted for this transaction as an in-substance foreclosure at December 31, 1993 and the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date. During the quarter ended September 30, 1994, new estimates became available and the Venture incurred a loss of $1,000,000 due to valuing the assets relating to Three Hundred Delaware Avenue Associates at the most recent estimated fair market value. It is anticipated that the Venture will acquire title to the Bank of Delaware building in the fourth quarter, 1994 by a deed in lieu of foreclosure. In connection with the proposed deed in lieu transaction, it is anticipated that the Venture will also receive $350,000 plus all of the cash in the Property's operating account (approximately $300,000) as consideration for the release of the borrower and all its affiliates from any liability associated with the Property including any environmental liability but excluding any breach of representations given by the borrower in the deed in lieu agreement. Included in the release would be any liability arising pursuant to an environmental indemnity given by the borrower in connection with the mortgage on the Property.

5. GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. As of September 30, 1994, the cumulative minimum return (computed at 9.75% simple interest per annum on the limited partners' capital contributions) was $68,923,436 plus the limited partners' adjusted capital contributions. The guaranty amount is the minimum return reduced by the semi-annual distributions of cash to the limited partners of the Partnership. As of September 30, 1994, the cumulative amount of cash distributions paid, other than cash distributions paid as a result of sale or financing proceeds, was $11,662,621.

     As of September 30, 1994, the cumulative amount of cash distributions paid as a result of sale or financing proceeds received by the Venture was $1,963,603. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1994, the Partnership had cash and short-term investments of approximately $1.8 million. Such cash and short-term investments are available for distribution to the extent not required for participation with Equitable in the Northland Center renovation program, for general working capital requirements, or for payments of fees to the General Partners and their affiliates.

     In addition at September 30, 1994, the Venture, in which the Partnership owns an 80% interest, had approximately $18.5 million in short term investments. These funds are intended to be utilized primarily to fund the Northland Center renovation program, to fund capital improvements at the Venture's other Properties, and to cover general working capital requirements. Remaining funds are available for distribution to the Venture partners.

     Cash received from tenant-related revenues increased approximately $7.5 million in comparison to the same period last year. This change is largely attributable to the cash flow from Northland Center of approximately $7.7 million. This increase is offset by a decrease in cash flow from 16 Sentry Park West, due to the decision of a tenant which occupied 70,836 square feet of space, to not renew a lease which expired December, 1993.

     Interest received for the nine months ended September 30, 1994 decreased as compared to the same period last year due to the early payoff on the mortgage loan to Second Merritt Seven Joint Venture in the fourth quarter of 1993.

     Cash paid for operating activities for the nine months ended September 30, 1994 increased approximately $4.9 million in comparison to the same period last year. This change is due to Northland's cash outflows of approximately $4.6 million for the nine months ended September 30, 1994 and expenditures of approximately $230,000 for professional fees incurred in connection with the Northland transaction.

FINANCIAL CONDITION

     As a result of the Northland transaction, the related assets totaling approximately $27.5 million were reclassified from other real estate assets to rental properties. Additionally, a capital outlay of $6.6 million representing the net present value of the anticipated cash flow from Northland Center for the period from January 1, 1994 through June 30, 1995, the original maturity date of the zero note, was incurred. The Venture's share of this capital expense was approximately $4.7 million.

     The increase in total other assets at September 30, 1994 as compared to December 31, 1993 is due primarily to an increase in rental income receivable and other assets, which is partially offset by a decrease in cash and short-term investments. Rental income receivable and other assets have increased as compared to December 31, 1993 due to the assets undertaken as a result of the transfer of Northland Center to the Venture. The decrease in cash and short-term investments as compared to December 31, 1993 is mainly a result of the cash outlay relating to the Northland Center renovation program of approximately $813,000 as of September 30, 1994 and two $0.10 per unit cash distributions which represent return of capital to the partners.

     Total liabilities have increased as compared to December 31, 1993 due to the liabilities undertaken as a result of the transfer of Northland Center to the Venture.

RESULTS OF OPERATIONS

     Rental related income for the nine month period ended September 30, 1994 increased $9.7 million compared to the same period last year. This change is primarily a result of $10.5 million of income representing nine months of activity from the Northland Mall and a decrease in income of approximately $800,000 due to vacancy at 16 Sentry Park West.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     Real estate related expenses excluding depreciation, amortization, bad debt expense, and loss on write down of other real estate assets increased approximately $7.2 million compared to the same period last year. This change is primarily a result of $6.9 million of expenses representing nine months of operating activity attributable to Northland Center and approximately $230,000 of professional fees incurred in connection with the Northland transaction.

     Interest on short-term investments increased over the same period last year due to an increase in funds being held upon the creation of reserves in anticipation of cash requirements for the Northland Center transaction, which includes capital improvements and renovation expenses, and also due to a rise in interest rates. Interest income on the zero coupon mortgage notes decreased compared to the same period last year due to the non-accrual of interest commencing June 30, 1993 on the Northland zero note. This non-accrual of interest more than offsets an increase in interest attributable to the compounding effect of the Brookdale zero coupon note.

     Occupancy of the Venture's properties excluding Northland Center at September 30, 1994 increased to 92.7% from the occupancy at December 31, 1993 of 91.8%. The occupancy at Northland Center as of September 30, 1994 is 87.5% bringing total occupancy including Northland Center at September 30, 1994 to 90.3%.

     Richland Mall, a community shopping center owned by the Venture, lost three mall tenants during the quarter ended September 30, 1994. Two of the tenants, Fashion Colony and We're Toys Too, are in bankruptcy. The third tenant, Kinney Shoes, has vacated its space, but is continuing to pay rent. As a result, overall occupancy at the mall dropped during the quarter from 93% to 88%, and occupancy of the mall stores (excluding space occupied by retail anchors Hess and Clemen's) dropped during the quarter from 84% to 68%. In an unrelated development, the Hess department store chain has been purchased by Bon-Ton department stores. Bon-Ton is similar to Hess in style of merchandise and price points, and should be a suitable replacement for Hess. Bon-Ton has represented to property management that they are committed to Richland Mall, and will continue to operate in Richland Mall. A name change by the anchor is expected mid-1995. Management is currently reviewing its strategies with respect to Richland Mall, including leasing and marketing plans, in an effort to improve occupancy.

     On July 22, 1994 the owner of Northland Center, ERESC, transferred the property to the Venture and Equitable in proportion to their respective interests in the Northland mortgage. The transfer was effective as of January 1, 1994, and income and expenses were adjusted as of that date. The Venture and Equitable paid ERESC $6.6 million at the time of transfer (an amount which is approximately equal to the net present value of the anticipated cash flow from the Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland mortgage would have matured). As part of the transaction, the Brookdale mortgage was modified to provide that if Brookdale Center is sold prior to June 30, 1995, the outstanding principal and accrued interest of the zero note will be paid at the time of sale together with payment of a defeasance fee equal to 75% of the amount, if any, by which the sale price for Brookdale Center exceeds $45 million.

     In connection with the transfer, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable have also commenced a renovation program at Northland Center. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of September 30, 1994, approximately $1.1 million of these costs had been funded, of which the Venture's share was approximately $813,000.

     Management believes that the transfer of the Northland Center prior to the maturity of the Northland mortgage, the modification of the Dayton Hudson agreement, the addition of the Montgomery Ward

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
agreement and the commencement of the renovation program at Northland Center are needed to enhance the value and marketability of the property. In determining whether the transaction was in the best interest of the Partnership, the Managing General Partner engaged independent advisors, including special counsel and Arthur Andersen & Co., S.C. Arthur Andersen rendered an opinion to the Partnership in connection with the transaction concluding that the transaction was fair from a financial point of view to the Partnership and the BAC holders.

     The borrower on the mortgage secured by the Three Hundred Delaware property in Wilmington, Delaware has been delinquent on monthly interest payments since February 1994 and has stated that it will not commit additional funds to maintain or improve the Bank of Delaware building (the "Property"). Because the transaction has been accounted for as an in-substance foreclosure at December 31, 1993, Management has estimated income and expenses for the nine month period ended September 30, 1994. In addition, the Venture has recognized a loss of $1,000,000 to write the assets to the most recent estimated fair market value. It is anticipated that the Venture will acquire title to the Bank of Delaware building in the fourth quarter 1994 by a deed in lieu of foreclosure. In connection with the proposed deed in lieu transaction, it is anticipated that the Venture will also receive $350,000 plus all of the cash in the Property's operating account (approximately $300,000) as consideration for the release of the borrower and all of its affiliates from any liability associated with the property including any environmental liability but excluding any breach of representations given by the borrower in the deed in lieu agreement. Included in the release would be any liability arising pursuant to an environmental indemnity given by the borrower in connection with the mortgage on the Property which covered, among other things, asbestos at the Property. The borrower has removed or properly encapsulated approximately 65% of the asbestos at the Property. Management believes, based on the recommendation of an independent environmental consultant, that an operations and maintenance program is the most prudent method of managing the remaining asbestos. The cost of the operations and maintenance program is estimated to be approximately $3,000 for the first year and approximately $2,000 per annum thereafter. In the event the asbestos is required to be removed in connection with renovations, demolition or repairs at the Property, the Venture could incur substantial costs. Other than renovation work to be performed in connection with a proposed lease for 5,000 square feet, no such renovations, demolition or repairs are currently required in the areas containing asbestos. Market conditions may, however, necessitate removal of asbestos on a selective basis in the future. Management believes that the transaction is in the best interest of the Partnership because it will allow the Venture to acquire immediate control of the Property without a prolonged, contested foreclosure or bankruptcy, or both, which could (1) adversely affect the leasing efforts at the Property, (2) prevent or impair the collection of rents by the Venture during the litigation, and (3) cause the Venture to incur substantial legal fees in acquiring title.

     Inflation has been at relatively low levels during the periods presented in the financial statements and as a result, has not had a significant effect on the operations of the Partnership, the Venture, or their investments. Although the spread is small, inflation is continuing to exceed the rise in market rental rates at many of the Venture's properties. If this trend continues, the increase in real estate operating expenses may exceed increases in rental income.

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

     a) Exhibits:  None

     b) Reports:  None

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

                                        ML/EQ Real Estate Portfolio, L.P.

                                        By: EREIM Managers Corp.
                                            Managing General Partner

                                        By: /s/ Claire Snedeker
                                            ----------------------------------
                                            Claire Snedeker
                                            Vice President,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Dated: November 14, 1994

                                EXHIBIT INDEX


Exhibit No.                            Description
- - - -----------     ---------------------------------------------------------------
    27          Financial Data Schedule (for SEC filing purposes only)