Form 10-K405
ML EQ REAL ESTATE PORTFOLIO L P
filed 1995-03-31
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1994

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     Commission File Number 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

        (Exact name of registrant as specified in governing instrument)

                     Delaware                          58-1739523
              (State of organization)       (IRS Employer Identification No.)

      1150 Lake Hearn Dr., Atlanta, Georgia            30342-1522
      (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (404) 239-5002

Securities registered pursuant to Section 12(b) of the Act:

               Title of each class     Name of each exchange on which registered
               -------------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                                 Not Applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Prospectus of the Registrant dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (File No. 33-11064) filed pursuant to Rule 424 of the Securities Act of 1933, as amended, are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                    PART I.

ITEM 1. BUSINESS

        General. The registrant, ML/EQ Real Estate Portfolio, L.P. (the "Partnership"), is a limited partnership formed on December 22, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership operates pursuant to the Amended and Restated Agreement of Limited Partnership dated as of April 23, 1987 as amended as of February 9, 1988 (the "Partnership Agreement"), which is included as an exhibit to this annual report. Capitalized terms used in this annual report that are not defined herein have the same meaning as in the Partnership Agreement.

        The Partnership's two general partners are EREIM Managers Corp., a Delaware corporation (the "Managing General Partner"), and MLH Real Estate Associates Limited Partnership, a Delaware limited partnership (the "Associate General Partner" and, together with the Managing General Partner the "General Partners"). The Managing General Partner is an indirect, wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") and the general partner of the Associate General Partner is an affiliate of Merrill Lynch & Co., Inc. ("Merrill Lynch").

        The Partnership offered to the public $150,000,000 of Beneficial Assignee Certificates (the "BACs"), which evidence the economic rights attributable to limited partnership interests in the Partnership (the "Interests"), in an offering (the "Offering") which commenced in 1987. The Offering was made pursuant to a Prospectus dated April 23, 1987, as supplemented by Supplements dated December 29, 1987 (the "December Supplement"), March 3, 1988 (the "March 3 Supplement") and March 17, 1988 (the "March 17 Supplement"), filed with the Securities and Exchange Commission (the "SEC") in connection with a Registration Statement on Form S-11 (No. 33-11064). The Prospectus as supplemented is hereinafter referred to as the "Prospectus." The Offering terminated on March 29, 1988. On March 10, 1988, the Partnership's initial investor closing occurred at which time the Partnership received $92,190,120, representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership's final investor closing occurred at which time the Partnership received $16,294,380, representing the proceeds from the sale of an additional 814,719 BACs. In total, the Partnership realized gross proceeds of $108,484,500 from the Offering, representing the sale of 5,424,225 BACs.

        Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership does not segregate revenues by geographical region and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

        Following its investor closings, the Partnership contributed the net proceeds of the Offering to EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable. The Venture was formed
in March 1988.   The capital of the Venture was provided approximately 80% by the Partnership and approximately 20% by EREIM LP Associates.

        The Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness (the "Properties"), approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans (the "Fixed-Rate Mortgage Loans;" together with the Zero Notes, the "Mortgage Loans"). The Properties and the properties that secure the Mortgage Loans include commercial, industrial, residential and warehouse/distribution properties.

        At December 31, 1994, the Venture owned ten Properties (one of which consists of two adjacent office buildings) and one undivided interest in a Property (Northland Center) as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the fair market value of the Bank of Delaware Building Mortgage Note immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1994, the Venture owned an interest in one remaining Zero Note representing principal and accrued interest on the date of acquisition of approximately $12.3 million and one remaining Fixed-Rate Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) Reference is made to
Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loans.

        Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below depreciated cost. Impairment is determined by calculating the sum of undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the depreciated cost of the Property, the Property will be recorded on the financial statements at this amount. With respect to Mortgage Loans, management reviews the valuation of the underlying security as determined by third party appraisals when available. In addition, management reviews the underlying security through a reinspection process that occurs at least once every three years. This review process includes an estimate of future cash flows produced by the security.

        Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

        Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the properties that secure the Mortgage Loans, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1995 to 1997.

        Competition. The Properties and the properties that secure the Mortgage Loans may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or its subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the properties that secure the Mortgage Loans and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties and the properties that secure the Mortgage Loans may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Partnership's Richland Mall Property.

        Currently, many areas of the country, including some in which one or more of the Properties or properties that secure the Mortgage Loans are located, are experiencing relatively high vacancy rates which may adversely impact the ability of the Venture and the owners of the properties that secure the Mortgage Loans to retain or attract tenants as leases expire or may adversely affect the level of rents which may be obtained (or increase the levels of concessions that may have to be granted). The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrowers on the Mortgage Loans to meet their obligations under such loans will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties and the properties that secure the Mortgage Loans.

        The holding period for the Properties was originally intended to be 7 to 10 years and the Partnership currently does not anticipate that the Properties will be sold prior to that time unless market conditions demand that earlier action be taken. The Partnership can not state whether or not the Properties will be sold within this original period. It is anticipated that the holding period for the Northland Center will be approximately 3 to 6 years from July 22, 1994, the acquisition date. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are sought to be sold. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of such Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect the ability of borrowers under Mortgage Loans held by the Venture which are scheduled to mature in June 1995 and February 1999 to sell or refinance the properties that secure such loans, which may adversely affect the ability of borrowers to pay such loans at maturity.
In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until the Mortgage Loans held by the Venture (other than purchase money notes from the sale of a property) are paid or sold, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

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

        Presently nine Properties are managed by Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"), affiliates of Equitable. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement.

        Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy; provided, however, that such working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase. Working capital reserves as of December 31, 1994, including the Partnership's allocable share of Venture cash reserves, are approximately 15% of the Partnership's gross offering proceeds. See Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Although the Venture carries comprehensive insurance on the Properties and the terms of each of the Venture's Mortgage Loans require the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit borrowers under the Mortgage Loans to obtain and maintain coverage that differs from the requirements of the mortgages, with a view to requiring appropriate insurance on the properties which secure the Mortgage Loans in light of prevailing insurance market, economic and other factors. This may result in insurance which will not cover the full extent of a loss or claim.

        Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between EREIM LP Associates and the Venture (the "Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement or other disposition of all of the Mortgage Loans and Properties or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the holders of BACs ("BAC Holders") will enable the Partnership to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs.

        The Venture has assigned the Guaranty Agreement to the Partnership in exchange for the Partnership's assumption of the Venture's obligations, including the obligation to pay the Guaranty Fee. Any moneys distributed by the Partnership to BAC Holders and/or limited partners of the Partnership ("Limited Partners") on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

        If the Venture holds a purchase money note from the sale of a Property at the time all other investments of the Partnership and the Venture have been disposed of and the proceeds distributed, any remaining obligation of EREIM LP Associates under the Guaranty Agreement will be reduced by (i) the aggregate amount of all cash payments to BAC Holders and Limited Partners and (ii) the discounted value (at the market rate of interest of a U.S. Treasury security having a comparable term) of principal and interest payments on the purchase money note. EREIM LP Associates will be required to either purchase the purchase money note from the Venture at its discounted value or guarantee timely payment of principal and interest under the note, but only to the extent such note reduces obligations under the Guaranty Agreement and so long as the note does not reduce obligations below zero. If the Venture sells a purchase money note at a premium over the discounted value of the note, the premium will be paid to EREIM LP Associates to the extent of any payments made under the Guaranty Agreement. Moreover, EREIM LP Associates will be entitled to receive any cash payments paid to the Partnership (other than payments from a purchase money note guaranteed by EREIM LP Associates) to the extent that it has made any payment under the Guaranty Agreement.

        The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The maximum liability of EREIM LP Associates under the Guaranty Agreement is $271,211,250. Subject to the foregoing, the obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1994 are limited to $249,485,801 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

        As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

        The Keep Well Agreement is an unsecured contractual liability of Equitable and is not a policy of insurance. Since the Guaranty Agreement is nonrecourse as to Equitable and the obligation under the Keep Well Agreement to pay all obligations of EREIM LP Corp. is not for the benefit of third parties, including the Partnership and BAC Holders, BAC Holders will have no direct cause of action against Equitable to enforce the obligations of Equitable under the Keep Well Agreement. However, if the assets of EREIM LP Associates and EREIM LP Corp. are insufficient to satisfy EREIM LP Associates' obligations under the Guaranty Agreement, a proceeding in bankruptcy could be commenced against EREIM LP Corp. In such event the debtor-in-possession or trustee in bankruptcy would have a claim against Equitable to compel performance under the Keep Well Agreement. If the Managing General Partner, which is an affiliate of Equitable, did not commence an involuntary bankruptcy proceeding against EREIM LP Corp. on behalf of the Partnership, MLH Real Estate Assignor Inc., the initial limited partner of the Partnership (the "Initial Limited Partner"), on behalf of BAC Holders would have a right to compel the Partnership to commence such involuntary bankruptcy proceeding.

        The New York Insurance Law contains provisions limiting the amount of an investment by a New York life insurance company, such as Equitable, in certain of its subsidiaries and in real estate. The Keep Well Agreement provides that Equitable's obligation thereunder is subject to compliance with any applicable limitation on investment contained in the New York Insurance Law.

        At December 31, 1994, 1993 and 1992, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.12 billion, $1.83 billion, and $1.64 billion, respectively.
At December 31, 1994, 1993 and 1992, Equitable's total capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.11 billion, $3.10 billion and $2.27 billion, respectively.

        The Equitable Companies Incorporated (the "Holding Company"), a Delaware corporation, owns all of Equitable's outstanding capital stock. The Holding Company is subject to the informational requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 1-11166. Such reports and other information filed by the Holding Company can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

        Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization."

ITEM 2. PROPERTIES

        At December 31, 1994, approximately 87.8% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 7.5%, 7.3% and 4.8% of the Properties rentable square feet are scheduled to expire in 1995, 1996, and 1997 respectively.

        Set forth below is a brief description of each of the Venture's investments at December 31, 1994. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.


              Name, Location            Approximate      Date of         Year of
             and Type of Property          Size         Acquisition     Completion
             --------------------       -----------     -----------     ----------
         1200 Whipple Road                 257,500        3/17/88          1963
         Union City, CA                    sq. ft.
         warehouse/distribution

         Richland Mall                     182,408        7/19/88        1974-75
         Bucks County, PA                  sq. ft.
         shopping center

         16/18 Sentry Park West            190,616        12/22/88         1988
         Montgomery County, PA             sq. ft.
         office buildings

         701 Maple Lane                    58,230         12/27/88         1980
         Bensenville, IL                   sq. ft.
         warehouse/office

         733 Maple Lane                    23,520         12/27/88         1980
         Bensenville, IL                   sq. ft.
         warehouse/office

         7550 Plaza Court                  49,500         12/27/88         1980
         Willowbrook, IL                   sq. ft.
         warehouse/office

         1850 Westfork Drive               103,505        1/6/89           1988
         Lithia Springs, GA                sq. ft.
         warehouse/distribution

         1345 Doolittle Drive              326,414        5/18/89          1964
         San Leandro, CA                   sq. ft.
         warehouse/distribution

         800 Hollywood Avenue            50,337           6/8/89           1979
         Itasca, IL                      sq. ft.
         warehouse/office
         Northland Center                1,369,255        7/22/94          1954
         Southfield, MI                  sq. ft.
         regional mall
         The Bank of Delaware Building   302,130         11/15/94          1970
         Wilmington, DE                  sq. ft.
         office building

Projected Annual Aggregate Lease Payments to be Received (in dollars)*

Name of Property                     1995           1996          1997           1998          1999       Thereafter
---------------------------------------------------------------------------------------------------------------------
1200 Whipple Rd.                  $1,009,340     $1,009,340     $1,009,340     $1,098,200    $1,261,675    $4,602,401
Richland Mall                      1,015,117        766,749        647,752        625,352       510,756     2,292,521
16/18 Sentry Park West             1,818,166      1,708,020      1,275,467      1,017,895       652,504       288,245
701 and 733 Maple Lane               323,865        332,820        333,604        202,963       104,174       269,990
7550 Plaza Ct.                       210,375              0              0              0             0             0
1850 Westfork Dr.                    167,678              0              0              0             0             0
1345 Doolittle Dr.                 1,097,868      1,067,209        838,192        859,468       708,685       624,016
800 Hollywood Ave.                   201,348        201,348         83,895              0             0             0
Northland Center                   5,798,522      5,362,606      4,795,683      4,226,899     3,837,668     9,996,488
The Bank of Delaware Building      1,294,646        885,736        594,378        451,779       405,224     2,120,154
                                 -----------    -----------     ----------     ----------    ----------   -----------
                                 $12,936,925    $11,333,828     $9,578,311     $8,482,556    $7,480,686   $20,193,815
                                 ===========    ===========     ==========     ==========    ==========   ===========


Range of Lease Expirations

                   Name of Property                             Years
               -------------------------                      ---------
               1200 Whipple Road                                2003
               Richland Mall                                  1995-2006
               16/18 Sentry Park West                         1995-2000
               701 and 733 Maple Lane                         1998-2002
               7550 Plaza Court                                 1995
               1850 Westfork Drive                              1995
               1345 Doolittle Drive                           1996-2002
               800 Hollywood Avenue                             1997
               Northland Center                               1995-2005
               The Bank of Delaware Building                  1995-2005

Major Tenants

The following list sets forth major tenants for certain Properties together with percentage of space used by such tenants:




--------------------------------
* Lease payments to be received under noncancelable operating leases in effect as of December 31, 1994.

     Properties                            Major Tenants                        Percentage of Leasable Space
     ----------                            -------------                        ----------------------------
Richland Mall                       Bon Ton Department Store                               46.3%
                                    Clemens Market                                         14.3%

16/18 Sentry Park West              Martin Marietta                                        12.6%
                                    Liberty Mutual                                         14.9%

1345 Doolittle Drive                Gruner & Jahr                                          44.6%
                                    National Distribution Agency                           23.5%
                                    Jay-N Company                                          18.6%

Northland Center                    Hudson's Department Store                              35.6%
                                    J.C. Penney                                            27.0%

The Bank of Delaware Building       PNC Bank                                               38.1%

All of the remaining Properties are leased in their entirety to their respective tenants.

Description of Properties

        1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1994, the property was 100% leased to Permer Control, Inc. under a lease which runs through August 2003. The property is used as a distribution center for the Emporium Capwell and Weinstocks divisions of Carter Hawley Hale Stores, Inc. ("CHH") and is described in the March 17 Supplement, which is included as an exhibit to this annual report. The Permer Control lease is assignable to CHH or a subsidiary thereof at any time during the lease, in which event Permer Control is released from liability. All payments due under the lease to date have been made.

        Richland Mall is a one-level enclosed mall located in Richland
        Township, Pennsylvania. Tenants include Bon Ton Department Store (formerly Hess Department Store), Clemens Market, Footlocker, and Radio Shack. At December 31, 1994, the Mall was approximately 88.9% leased with approximately 20,000 square feet vacant. Excluding the two anchor stores, the Mall was 71.8% leased. Leases covering approximately 1.0%, 28.5% and 1.0% of the space are scheduled to expire in 1995, 1996 and 1997, respectively. Richland Mall is described in the Partnership's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report. The Hess Department store chain, including the anchor store at Richland Mall, was purchased in 1994 by Bon Ton department stores. The change is considered positive for Richland Mall and preliminary discussions with Bon Ton representatives indicate that the store will remain open and operating.

        Over the past three years, the general economic recession has severely hampered the property's leasing efforts. During this period Richland Mall suffered from lease expirations and cancellations by virtue of tenant bankruptcies. Management continues to aggressively pursue tenants for the remaining vacant space. Wal-Mart Stores, a national discount retailer, has announced plans to locate a new store within 2-1/2 miles of Richland Mall; however, zoning for the proposed shopping center which was to include Wal-Mart was rejected by Richland Township in June 1992. The Partnership cannot predict the extent to which the Wal-Mart project, if completed, would affect Richland Mall. Should Wal-Mart enter the local market, its size and advertising strength will undoubtedly affect the business of the Bon Ton Department Store and other specialty retail stores within Richland Mall. The current competitive leasing environment and weak retail economy create significant obstacles to maintaining the current level of performance of this Property. Management may attempt to market the property for sale or may decide to undertake a significant renovation of the property. A definite plan of action has not yet been formulated.

        16/18 Sentry Park West are two four-story office buildings that together contain 190,616 rentable square feet. Tenants include Martin Marietta (formerly General Electric), Liberty Mutual Insurance Company and The Prudential Insurance Company. At December 31, 1994, the property was approximately 73.0% leased. Leases covering approximately 4.3%, 11.9% and 12.1% of the space are scheduled to expire in 1995, 1996 and 1997, respectively. In order to lease the vacant space, the Venture is continuing to incur expenditures for tenant improvements and leasing commissions. The 16/18 Sentry Park West Property is described in the Partnership's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report.

        701 Maple Lane, 733 Maple Lane and 7550 Plaza Court are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1994, all of the buildings were 100% leased. Tenants include Triangle Engineered Products, Co., Hi Performance, Inc. and Precise Data Service. One lease comprising 37.7% of available space is scheduled to expire in 1995. These properties are described in the Partnership's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report.

        1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1994 the Property was 100% leased to Treadway Exports Limited. The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for total of an additional three years. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report.

        1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1994 the property was 100% leased. One lease covering approximately 23.5% of the space is schedule to expire in 1996. Tenants include Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency, Jay-N Company, and OKI Supply Company. The 1345 Doolittle Drive Property is described in the Partnership's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report.

        800 Hollywood Avenue is a one-story warehouse/office building located in Itasca, Illinois. The building contains 2,500 rentable square feet of office space and 47,837 rentable square feet of warehouse space. The property is 100% leased to Concentric, Inc. through May 31, 1997. This reflects a renewal of the previous lease which otherwise would have expired in January 1994. The lease requires the tenant to pay 100% of real estate taxes, insurance, and certain maintenance costs.

        Northland Center is a regional enclosed mall located in Southfield, Michigan which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994. Tenants include J.C. Penney, Hudsons, Kohl's and Montgomery Ward. As of December 31, 1994, the Center was approximately 86.4% leased. Leases covering approximately 1.6%, 3.3%, and 10.5% are scheduled to expire in 1995, 1996 and 1997, respectively. A renovation program has commenced at Northland Center in order to improve the marketability of the Center and attract tenants. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of December 31, 1994, approximately $5.2 million of these costs had been expended, of which the Venture's share was approximately $3.7 million. Approximately
        $4.1 million in capital costs have been accrued but not paid as of December 31, 1994 of which the Venture's share is approximately $2.9 million. The program is expected to be complete in May 1995.

        On February 17, 1995, Equitable Real Estate, on behalf of the Venture and Equitable, as tenants in common, signed an agreement whereby Kohl's Department Store would be allowed to terminate its lease obligation at Northland Mall. The agreement provides for a payment by Kohl's to the Venture and Equitable totaling $1,750,000 (of which the Venture's share is approximately $1,400,000), in satisfaction of its remaining lease obligations. On March 10, 1995, Equitable, the Venture and Dayton Hudson Corporation signed an agreement allowing Target to locate a store at Northland. Target is a division of Dayton Hudson, which currently operates a Hudson's Department

        Store at Northland. Equitable and the Venture agreed to expend funds in the amount of $1,700,000 (of which the Venture's share is approximately $1,200,000) to ready a site for the Target store and to partially demolish the Kohl's store and redemise the remaining portion of Kohl's into mall shops. Management believes that this transaction is positive for the Center. Target will build its own store, and is considered a more appropriate retailer for the Northland market.

        The Bank of Delaware Building is a seventeen story office building in Wilmington, Delaware which was transferred to the Venture and Equitable by deed in lieu of foreclosure on November 15, 1994. PNC Bank, a major tenant, occupies 115,085 square feet or 38.1% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1994, the building was approximately 60.5% leased. Leasing the 119,429 square feet of currently vacant space may require substantial renovation expenditures as asbestos is present in a majority of such space. The Venture is currently analyzing the costs of such renovation and cannot make a reasonable prediction as to the extent of such costs. Leases covering approximately 10.1%, 4.2% and 8.0% are scheduled to expire in 1995, 1996 and 1997, respectively.


Mortgage Loans
--------------

                                                             Principal   &
      Name, Location                                         Accrued Int.
        and Type of                         Date of           at Date of            Interest
         Property                         Investment         Investment               Rate          Maturity
        ----------                        ----------         -------------          --------        --------
     Brookdale Center                     3/10/88            $10,541,617(1)          10.2%(2)       6/30/95
     Brooklyn Center, MN                   5/3/88            $ 1,737,268(1)          10.2%(2)       6/30/95
     regional shopping mall

     Jericho Village                      1/31/89            $ 6,000,000            10.25%           2/1/99
     Weston, MA
     apartment complex

Outstanding Mortgage Loans

        Brookdale Zero Note is a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture holds a 71.66% participation interest in the zero mortgage note. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers L.P.). The note has an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provides that the borrower may elect to pay interest currently; however, no interest has been paid to

--------------------------------------------

1 Represents the value of the Venture's 71.66% participation interest in principal and accrued interest on the date of acquisition.

2 Effective implicit rate, compounded semiannually. These notes are zero coupon notes and provide that borrowers may elect to pay interest currently. However, as expected, all interest payments have been deferred and it is expected that interest payments will continue to be deferred until maturity, subject to the transaction described below.

        date. As part of the Northland Center transaction (discussed below), the Brookdale mortgage was modified on July 22, 1994 to provide that if Midwest sells Brookdale Center prior to June 30, 1995, the outstanding principal and accrued interest of the zero note will be paid at the time of sale, together with a defeasance fee equal to 75% of the amount, if any, by which the sale price of Brookdale Center exceeds $45,000,000. For additional information concerning the Brookdale Note and the Brookdale Center, see "REAL PROPERTY INVESTMENTS--The Zero Notes" and "REAL PROPERTY INVESTMENTS- -Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS -- The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, all of which information is included as exhibits to this annual report.

        Although Midwest is currently attempting to sell the Brookdale Center to a third party, there are currently no agreements, arrangements or understandings with respect to such sale. The Partnership believes that it is unlikely that Midwest would be able to refinance the Brookdale Zero Note between the date hereof and June 30, 1995. Accordingly, if Midwest is unable to consummate a sale of Brookdale Center and repay the Brookdale Zero Note prior to June 30, 1995, the Brookdale Zero Note will be in default.

        Midwest is subject to the informational requirements under the Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities Exchange
        Commission under Commission File No. 1-9331. Such reports and other information filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

        At December 31, 1994, Brookdale Center was 80% leased (excluding its anchor stores all of which are in operation). Although the Carson Pirie and Scott chain has recently entered bankruptcy, it continues to operate its anchor store (144,546 sq. ft.) in the Brookdale Center and is, to date, fulfilling its lease obligations.

        Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts.
        Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1994 the property was approximately 99% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report.

Mortgage Loans Pursuant to which the Venture Acquired Properties in 1994

        Northland Zero Note was a first mortgage note secured by Northland Center, a regional enclosed mall which is located outside of Detroit, Michigan. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the principal and accrued interest totaling $42,882,504 due June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

        Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the underlying value of the Northland Center. The Northland mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993 and the zero mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Center at its fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center (see below).

        On July 22, 1994, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland mortgage. Following the transfer which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were recorded from that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in the Northland Center in accordance with the tenancy in common arrangements set forth in the Participation Agreement dated September 27, 1988 between the Venture and Equitable, which is included as an exhibit to this annual report. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland mortgage would have matured). As part of the transaction, the Brookdale mortgage was modified as discussed above.

        For additional information concerning the Northland Note, reference is made to the information under "REAL PROPERTY INVESTMENTS--The Zero Notes" and "REAL PROPERTY INVESTMENT--Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS - The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report of Form 10-Q for the Quarter ended June 30, 1988, all of which information are included as exhibits to this annual report.

        Bank of Delaware Building Loan was a first mortgage loan secured by a 17-story office building in the Wilmington central business district. The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for the transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building. In the third quarter, 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building at the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account, which reduced the loss on the transaction to approximately $380,000.

ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings material to the Partnership to which the Partnership, the Venture, any of the Properties, or to the knowledge of the Managing General Partner, the properties that secure the Mortgage Loans are subject.

        On December 29, 1994, a class action suit was filed in United States District Court, Southern District of New York (94 Civ. 9293), against Midwest, the general partner of Midwest, the members of the Board of Directors of such general partner, Equitable and Equitable Real Estate. The complaint alleges that defendants breached their fiduciary duties and violated federal securities laws in connection with the Midwest's sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matter was submitted during the fourth quarter of the fiscal year to a vote of BAC Holders.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        No public trading market for BACs or Interests exists nor is it expected that one will develop. Accordingly, accurate information as to the market value of a BAC at any given date is not available. However, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") offers a limited partnership secondary service through the Merrill Lynch Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists MLPF&S clients wishing to buy or sell BACs or Interests.

        BACs are transferable as provided in Article Seven of the Partnership Agreement. Subject to certain restrictions, the General Partners are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that the Partnership is not treated as a "publicly-traded partnership" as defined in
Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences. See "AMENDMENTS TO PARTNERSHIP AGREEMENT--TRANSFER OF INTERESTS" in the March 3 Supplement.

        The number of BAC Holders at March 13, 1995 was 12,454.

        The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its BAC Holders and General Partners. BAC Holders are entitled to receive cash distributions, allocations of taxable income and tax loss and guaranty proceeds as provided in Article Four of the Partnership Agreement. For information regarding the Guaranty Agreement, see Item 1. BUSINESS. Since inception, the Partnership has made the following distributions:

             Period Ended          Date Paid           Distribution per BAC
             ------------          ---------           --------------------
           December 31, 1990     February 28, 1991             $0.25
             June 30, 1991        August 31, 1991              $0.50
           December 31, 1991     February 28, 1992             $0.50
             June 30, 1992        August 31, 1992              $0.662
           December 31, 1992     February 28, 1993             $0.40
             June 30, 1993              --                     $0.00
           December 31, 1993     February 28, 1994             $0.10
             June 30, 1994        August 31, 1994              $0.10
           December 31, 1994     February 28, 1995             $0.15

        The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1550 Westfork Drive.

        All of the distributions made in 1994 and 1995 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

        The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1990, 1991, 1992, 1993 and 1994:

                                         1994             1993             1992             1991             1990
                                         ----             ----             ----             ----             ----
Total revenue                        $ 26,856,321     $ 14,855,639     $ 17,347,435     $ 16,080,453     $ 15,117,182

Net income (loss)                    $  7,543,402     $ (1,533,890)    $  9,517,222     $  8,587,245     $  8,061,766

Net income (loss) per
  limited partnership
  interest                           $       1.32     $      (0.27)    $       1.67     $       1.50     $       1.41

Cash distributions
  per limited
  partnership interest               $       0.20     $       0.40     $       1.16     $       0.75               --

Total assets                         $168,009,262     $155,009,772     $159,297,484     $155,127,826     $150,830,355

The above selected financial data for the years 1992 through 1994 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        At December 31, 1994, the Partnership had cash and short-term investments of approximately $1.8 million. Such cash and short-term investments are expected to be utilized for general working capital requirements including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced, and for participation with Equitable in the Northland Center renovation program, and for capital needs at the Venture's other Properties. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and short-term investments. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution. The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General Partner's determination as to their adequacy.

        In addition, the Partnership owns an 80% interest in the Venture. At December 31, 1994, the Venture owned ten real properties, one undivided interest in a real property as a tenant in common with Equitable and two Mortgage Loans on real properties (including a Zero Note). Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the fair market value of The Bank of Delaware Building Mortgage Note immediately preceding the transfer was $8.5 million. At December 31, 1994 the Venture also had approximately $19.7 million in cash and short-term investments which is intended to be utilized primarily to create reserves to complete the Northland Center renovation program, fund capital improvements at the Venture's other Properties, cover general working capital requirements, and make distributions to the Venture partners. Reserves may also be utilized to complete renovations at Richland Mall. For 1992, 1993 and 1994, the Partnership received distributions from the Venture totaling $7,176,400, $3,040,000 and $1,084,996, respectively.

        All of the Venture's properties were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties as well as its Fixed-Rate Mortgage Loan are currently producing cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is being distributed 80% to the Partnership and 20% to EREIM LP Associates. The Venture's Brookdale Zero Note does not provide current cash flow to the Venture but is accruing interest at an implicit rate of 10.2% per annum. Under the terms of the Brookdale Zero Note, principal and interest in the aggregate amount of $25,345,353 is due in June 1995.

        Cash received from tenant-related revenues increased approximately $14.1 million from 1993 to 1994. This increase is due to the cash flow for the period from January 1, 1994 to December 31, 1994 for Northland Center and The Bank of Delaware Building of approximately $12.6 million and $1.7 million, respectively.

        Interest received decreased approximately $1.7 million from 1993 to 1994 due to the fact that subsequent to the December 31, 1993 interest payment made in January 1994, the previous owners of The Bank of Delaware Building defaulted on their mortgage by not paying the monthly interest payments of approximately $82,000 for the remainder of 1994. Additionally, approximately $1.3 million of interest relating to the 201 Merritt Seven Mortgage Loan was received in 1993. However, due to the early payoff of the Mortgage Loan in the fourth quarter of 1993, no such interest was received in 1994. This decrease in interest received is offset by an increase in interest received from cash and short-term investments of approximately $500,000 which is directly related to the increased balance in cash short-term investments and an increase in the interest rates in the later part of 1994.

        Cash paid for operating activities increased approximately $9.6 million from 1993 to 1994. This increase is due primarily to the cash outflows for the period from January 1, 1994 to December 31, 1994 for Northland Center and The Bank of Delaware Building of approximately $7.6 million and $1.6 million, respectively.

        Distributable Cash from operations is distributed in accordance with the terms of the Partnership Agreement, which provides that such amounts will be distributed 95% to the BAC Holders and Limited Partners and 5% to the General Partners with the BAC Holders and Limited Partners entitled to a non-cumulative preferred 6% simple return on their Adjusted Capital Contribution during each period. The first semiannual distribution of Distributable Cash reflecting the portion of the Partnership's cash flow that was available for distribution after payment of the fees and expenses referred to above and other Partnership obligations, for the period ended December 31, 1990, was made on February 28, 1991 at the rate of $0.25 per BAC. A semiannual distribution of Distributable Cash, for the period ended June 30, 1991, was made on August 30, 1991 at the rate of $0.50 per BAC and another semiannual distribution of Distributable Cash, for the period ended December 31, 1991, was made on February 28, 1992 at the rate of $0.50 per BAC. In addition, a semiannual distribution of Distributable Cash, for the period ended June 30, 1992, was made on August 31, 1992 at the rate of $0.50 per BAC, and another semiannual distribution of Distributable Cash, for the period ended December 31, 1992, was made on February 28, 1993 at the rate of $0.40 per BAC. The Partnership withheld the distribution for the semiannual period that would have been made in August 1993. There were no distributions of Distributable Cash from operations during 1994. The determination to withhold such distributions was based upon the then anticipated needs of the Venture to fund capital improvements to the Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements, including but not limited to renovations which may be required at the Bank of Delaware Building as well as at Richland Mall.

        It is anticipated that the Partnership will not make distributions of Distributable Cash from operations in 1995. Amounts distributed to BAC Holders fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's Properties and other factors. The Partnership has increased its working capital reserves, and reduced distributions of Distributable Cash in connection with its efforts to relet vacant space at certain of its Properties, most significantly at 16 and 18 Sentry Park West, Richland Mall, Northland Center, and The Bank of Delaware Building. As a result of the increase in reserves and the continued accretion of interest on the Brookdale Zero Note, the tax liability of the BAC Holders arising from taxable income allocated to a BAC Holder may substantially exceed the amounts, if any, distributed to such BAC Holder.

        The Partnership's share of Sale or Financing Proceeds in the amount of $0.162 per BAC associated with the termination of its lease with Saab at 1850 Westfork Drive was distributed to BAC Holders and Limited Partners on August 31, 1992. In addition, the Partnership received $8.4 million during 1993 in connection with the pay-off of the 201 Merritt Seven Loan which also constitutes Sale or Financing Proceeds. In connection with the Northland Mall transaction, the Venture received approximately $498,691 for early lease termination payments of which the Partnership's share is approximately $398,952. This amount is classified as Sale or Financing Proceeds and is being held as reserve for future improvements on the Properties. Portions of the Sale or Financing Proceeds associated with the 201 Merritt Seven Loan pay-off were distributed to the BAC Holders and Limited Partners in 1994 and 1995. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loans and maturity schedules, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

        The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions from time to time calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1994, the cumulative 9.75% simple annual return was $71,541,224. As of December 31, 1994, cumulative distributions by the Partnership to the BAC Holders totaled $13,626,224, of which $11,662,621 is attributable to income from operations and $1,963,603 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $813,671 in capital proceeds was distributed to the BAC Holders in February 1995.


Financial Condition

        The Partnership's financial statements include the consolidated statements of the Partnership and the Venture, through which the Partnership conducts its business of investment in real property. Although the Partnership was formed in 1986, it did not commence operations until March 1988, following receipt of the first proceeds of its offering of BACs. Thereafter, utilizing the net proceeds of the Offering, the Partnership (through the Venture) began its acquisition of real estate investments. The Partnership substantially completed its acquisition phase in 1989.

        Total real estate investments increased approximately $11.8 million in 1994 as compared to 1993. A large portion of this increase is due to the Northland Center transaction and renovation program. The Venture's portion of the $6.6 million paid to the previous owners of Northland Center for the cash flows from January 1, 1994 to July 22, 1994 (the transfer date) was approximately $4.7 million. Additionally, as a result of the renovation program in place at Northland Center, the Venture has capitalized approximately $6.6 million in improvements to the Center. Other properties which incurred significant improvements during 1994 as an effort to lease vacant space were 16/18 Sentry Park West and 1345 Doolittle Drive, each of which had approximately $600,000 in improvements during the year. These increases are offset by the $1.0 million write-down on The Bank of Delaware Building and an approximately $2.2 million increase in accumulated depreciation.

        Other assets increased in 1994 as compared to 1993 primarily due to the tenant rentals receivable at December 31, 1994 for Northland Center which was approximately $1.3 million.

        Total liabilities increased in 1994 as compared to 1993 due partially to the renovation program at Northland Center which resulted in accrued capital expenditures at December 31, 1994 of approximately $2.9 million. Additionally, the accrued liabilities relating to the operations at Northland Center and The Bank of Delaware Building at December 31, 1994 were approximately $1.3 million and $200,000, respectively. Also, the distribution declared as of December 31, 1994 was approximately $271,000 greater than the distribution declared as of December 31, 1993.

        Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates have dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stopped dropping in many of the Properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

Results of Operations

        Rental income for 1994 increased approximately $15.1 million as compared to 1993. This change is primarily the result of Northland Center and The Bank of Delaware Building generating rental income of approximately $14.1 and $1.9, respectively. These increases are partially offset by a decrease in rental income due to a vacancy at 16/18 Sentry Park West which occurred during the fourth quarter 1993 and which was not completely released during 1994. Rental income for 1993 decreased approximately $1.1 million as compared to 1992. This change is primarily a result of the receipt of $1.1 million pursuant to an agreement between the tenant and Venture regarding the termination of the lease on 1850 Westfork Drive.

        Interest on Zero Notes receivable decreased in 1994 as compared to 1993, and in 1993 as compared to 1992, due to the non-accrual of interest beginning June 1993 on the Northland Zero Note and the transfer of Northland Center to the Venture and Equitable during 1994. The non-accrual of interest offset an increase in interest attributable to the compounding effect typical of these types of investments for the full year 1994 and 1993 for the Brookdale Zero Note and for the first half of the year in 1993 for the Northland Zero Note.

        As stated above, interest on Mortgage Loans decreased in 1994 as compared to 1993 due to the fact that subsequent to the December 1993 payment made in January 1994, the previous owner of The Bank of Delaware Building defaulted on its mortgage by not paying the monthly interest payments on the mortgage of approximately $82,000 per month for the remainder of 1994. Additionally, approximately $1.3 million of interest relating to the 201 Merritt Seven Loan was received in 1993. However, due to the early payoff of the Mortgage Loan in the fourth quarter of 1993, no such interest was received in 1994. Interest on Mortgage Loans remained fairly constant from 1992 to 1993.

        Also stated above, interest from short-term investments increased in 1994 and compared to 1993 primarily as a result of having a large cash and short-term investments balance for the whole year due to the creation of reserves for Northland Center and an increase in interest rates in the later part of 1994. Additionally, interest income from a money market account at Northland Center which earned approximately $100,000 for the period from January 1, 1994 to December 31, 1994. Interest on short-term investments remained fairly constant from 1992 to 1993.

        Operating expenses excluding the realized loss on mortgage loan receivable, loss on write-down of zero coupon mortgage, and loss on write-down of other real estate assets increased from 1993 to 1994 primarily as a result of the operating expenses of Northland Center and The Bank of Delaware Building from the period from January 1, 1994 to December 31, 1994 of approximately $9.1 million and $1.7 million, respectively. Operating expenses excluding the realized loss on mortgage loan receivable, loss on write-down of zero coupon mortgage, and loss on write-down of other real estate assets remained fairly constant from 1992 to 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are included in Item 14 of this annual report:

              Independent Auditors' Report.

              Consolidated Balance Sheets, December 31, 1994 and 1993.

              Consolidated Statements of Operations for the years
                   ended December 31, 1994, 1993 and 1992.

              Consolidated Statements of Partners' Capital for the
                   years ended December 31, 1994, 1993 and 1992.

              Consolidated Statements of Cash Flows for the years
                   ended December 31, 1994, 1993 and 1992.

              Notes to Consolidated Financial Statements.

              Selected Quarterly Financial Data (included in Note 11 to the
                   Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership is a limited partnership and has no directors or officers.

        For informational purposes only, certain information regarding the General Partners and their respective directors and officers is set forth below.

Managing General Partner

        The Managing General Partner is a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"). Equitable Real Estate is a wholly-owned subsidiary of Equitable Investment Corporation, which is a wholly-owned subsidiary of Equitable Holding Corporation, which is a wholly-owned subsidiary of Equitable, which is a wholly-owned subsidiary of the Holding Company.

        The names and titles of the directors and officers of the Managing General Partner as of March 15, 1995 are as follows:


           Name                                   Age              Office
           ----                                   ---              ------
           George R. Puskar                        50              Chairman of the Board
           Paul J. Dolinoy                         47              President, Chief Executive
                                                                   Officer and Director
           Eugene F. Conway                        44              Executive Vice President,
                                                                   Chief Operating Officer
                                                                   and Director
           Harry D. Pierandri                      49              Executive Vice President
           Edward G. Smith                         45              Executive Vice President
           Timothy J. Welch                        46              Executive Vice President
           B. Stanton Breon                        35              Vice President, Secretary
           Peter J. Urdanick                       47              Vice President, Controller
                                                                   and Treasurer
           Charles R. Beaver                       42              Vice President
           Patricia C. Snedeker                    39              Vice President, Chief Financial Officer

        The business experience of the directors and executive officers of the Managing General Partner is set forth below.

        George R. Puskar has been Chairman of the Board of the Managing General Partner since December 1986 and Chairman and Chief Executive Officer of Equitable Real Estate since August 1988. He is also a Vice President of Equitable.

        Paul J. Dolinoy has been President, Chief Executive Officer and a Director of the Managing General Partner since December 1986 and is a Senior Executive Vice President of Equitable Real Estate in charge of the Institutional Accounts and Portfolio Management area. He is responsible for Equitable Real Estate's corporate, public and union pension fund business and also oversees the development of institutional-grade real estate investment products for individual investors. He is also a Vice President of Equitable.

        Eugene F. Conway has been Executive Vice President, Chief Operating Officer and a director of the Managing General Partner since December 1986 and is an Executive Vice President of Equitable Real Estate responsible for institutional accounts/retail markets. He also serves as portfolio manager for approximately $1.8 billion of assets.

        Harry D. Pierandri has been an Executive Vice President of the Managing General Partner since March 1987 and is a Senior Executive Vice President of Equitable Real Estate responsible for overseeing all of its discretionary portfolio management activities, in addition to overseeing its Capital Markets, Asset Management and Valuation divisions.

        Edward G. Smith has been an Executive Vice President of the Managing General Partner since March 1987 and has been an Executive Vice President of Equitable Real Estate since 1988. Mr. Smith currently heads the commercial mortgage origination business unit of Equitable Real Estate.

        Timothy J. Welch has been an Executive Vice President of the Managing General Partner since March 1987 and is a Senior Executive Vice President of Equitable Real Estate in charge of its relationship with the Equitable's General Account Real Estate Portfolio. Prior thereto, Mr. Welch was in charge of Equitable's New York office.

        B. Stanton Breon has been Vice President and Secretary of the Managing General Partner since September 1993. He joined Equitable Real Estate in 1982 and was elected a Vice President in 1993. He is currently responsible for the management of portfolios aggregating approximately $1 billion of assets. Prior thereto, Mr. Breon was a Director of Appraisal for the Philadelphia regional office of Equitable Real Estate, responsible for valuation of real estate portfolios as well as coordination of the Commercial Loan Restructuring/Workout division of the office.

        Peter J. Urdanick has been Vice President and Assistant Treasurer of the Managing General Partner since January 1995. Prior thereto, Mr. Urdanick was Vice President, Controller and Treasurer of the Managing General Partner since December 1986. Mr. Urdanick is also Senior Vice President and Treasurer of Equitable Real Estate. Prior to becoming Senior Vice President and Treasurer in 1992, Mr. Urdanick was Vice President and Controller since 1985. He is responsible for its corporate finance department, including its treasury operations.

        Charles R. Beaver has been a Vice President of the Managing General Partner since June 1994, and is an Executive Vice President of Equitable Real Estate. Mr. Beaver is in charge of the Chicago regional office of Equitable Real Estate. Prior thereto, Mr. Beaver was in charge of the Denver regional office of Equitable Real Estate.

        Patricia C. Snedeker has been Chief Financial Officer of the Managing General Partner since June 1994 and Vice President and Controller since January 1995. Mrs. Snedeker is also a Senior Vice President of Equitable Real Estate, responsible for overseeing the Institutional Advisors real estate accounting area of the organization. Mrs. Snedeker has been with Equitable Real Estate since October 1982.

Associate General Partner

        The Associate General Partner is a limited partnership and has no directors or officers. The general partner of the Associate General Partner is MLH Real Estate Inc., a wholly-owned subsidiary of MLH Group Inc., which is a wholly-owned subsidiary of Merrill Lynch, Hubbard Inc. ("MLH"). MLH is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which is a wholly-owned subsidiary of Merrill Lynch.

        The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 15, 1995 are as follows:

              Name                                  Age               Office
              ----                                  ---               ------
              D. Bruce Brunson                       50               Chairman, Chief Executive
                                                                      Officer, President, Chief Operating
                                                                      Officer and Director
              Thomas J. Brown                        46               Executive Vice President
                                                                      and Director
              Jack A. Cuneo                          47               Senior Vice President
                                                                      and Director
              Michael A. Karmelin                    48               Vice President and Treasurer
              George I. Wagner                       52               Vice President

        The business experience of the directors and executive officers of the general partner of the Associate General Partner is set forth below.

        D. Bruce Brunson has been Chairman, Chief Executive Officer and a director of the Associate General Partner since September 1991 and President and Chief Operating Officer of the Associate General Partner since January 1995.
Mr. Brunson joined Merrill Lynch in 1986 and was elected Chairman and Chief Executive Officer of MLH in August 1991. From 1986 to 1990, he served as Treasurer of Merrill Lynch and subsequently he coordinated Merrill Lynch's restructuring activities.

        Thomas J. Brown has been Executive Vice President and Director of the Associate General Partner since December 1986, joined MLPF&S in 1971 and has been involved since 1972 in real property acquisitions and structuring the equity financing of limited partnerships formed for the purpose of acquiring properties. He has been responsible for real estate management since 1984. Mr. Brown became a director of MLH in 1987 and has been Executive Vice President since 1985.

        Jack A. Cuneo has been Senior Vice President and Director of the Associate General Partner since December 1986, joined MLPF&S in 1975 and is a Senior Vice President of MLH and Manager of its Real Estate Acquisitions and Dispositions Group.

        Michael A. Karmelin joined MLH in 1994 and is a Vice President and Chief Financial Officer of MLH, responsible for its accounting, treasury and tax functions. Prior to joining MLH, Mr. Karmelin held several senior financial positions with Merrill Lynch since 1985.

        George I. Wagner joined MLH in 1993 and is a Senior Vice President of MLH and is responsible for managing its information systems and the Investor Services and Human Resources functions. Prior to joining MLH, Mr. Wagner worked in various information systems management positions at Merrill Lynch since 1987.

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


ITEM 11. EXECUTIVE COMPENSATION

        The General Partners are entitled to receive a share of cash distributions and a share of taxable income or tax loss as provided in Article Four of the Partnership Agreement which is incorporated herein by reference.

        The General Partner and their affiliates may be paid certain fees and commissions and reimbursed for certain out-of-pocket expenses. Information concerning such fees, commissions and reimbursements is set forth under "Compensation and Fees" in the Prospectus and in Schedule IV and
Note 7 to notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS, which is incorporated herein by reference.

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

        The Partnership Agreement indemnifies the General Partners and the Initial Limited Partner against liability for losses resulting from errors in judgment or other action or inaction, whether or not disclosed, if such course of conduct did not constitute negligence or misconduct (see Section 5.7 of the Partnership Agreement). As a result of such indemnification provisions, a purchaser of BACs may have a more limited right of legal action than he would have if such provision were not included in the Partnership Agreement. In the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Federal Securities laws is against public policy and therefore unenforceable. Indemnification of general partners involves a developing and changing area of the law and since the law relating to the rights of assignees of limited partnership interests, such as BAC Holders, is largely undeveloped, investors who have questions concerning the duties of the General Partners should consult their own counsel.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. MLPF&S is the record owner of approximately 79% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

        There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)     1.  The following financial statements are filed with this report on the pages indicated:

                                                                    Page

     Independent Auditors' Report.................................. 28

     Consolidated Balance Sheets, December 31, 1994 and 1993....... 29

     Consolidated Statements of Operations for the years
        ended December 31, 1994, 1993 and 1992..................... 30

     Consolidated  Statements of Partners' Capital for the
        years ended December 31, 1994, 1993 and 1992............... 31

     Consolidated  Statements of Cash Flows for the years
        ended December 31, 1994, 1993 and 1992..................... 32

     Notes to Consolidated Financial Statements.................... 34

     Selected Quarterly Financial Data............................. 44


        2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                    Page
     Consolidated Supplemental Schedules:

        Real Estate and Accumulated Depreciation
           as of December 31, 1994 (Schedule III).................. 45

        Mortgage Loans on Real Estate as of
           December 31, 1994 (Schedule IV)......................... 46

                        All schedules except those indicated above have been
                omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

        3.      Exhibits

                 See Item 14(c) below.

        (b) The Partnership filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

        (c)     Exhibits.

                4.      (a) Amended and Restated Agreement of Limited
                            Partnership dated April 23, 1987. Included as an Exhibit to the Prospectus (see Exhibit 99(a)).

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

                (b) Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                (c)     Joint Venture Agreement of EML Associates
                        (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

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

                (k) Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to the 1987 10-K).

                (l) Amendments to Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the "1988 10-K").

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

                (v) Agreement dated March 25, 1994 between The Equitable Life Assurance Society of the United States and Midwest Real Estate Shopping Centers L.P. (formerly Equitable Real Estate Shopping Centers L.P.) (incorporated by reference to Item 10(v) to Form 10-K dated December 31, 1994 of EREIM LP Associates (the "1994 10-K")).

                (w) Deed in Lieu of Foreclosure Agreement dated November 15, 1994 by and between Three Hundred Delaware Avenue Associates, L.P. and EML Associates (incorporated by reference to Exhibit 10(w) to the 1994 10-K).

                (x) Lease Termination Agreement dated as of January 27, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(x) to the 1994 10-K).

                (y) Amendment to Lease Termination Agreement dated as of February 17, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to
                        Exhibit 10(y) to the 1994 10-K).

                (z) Purchase Agreement dated as of March 10, 1995 by and among The Equitable Life Assurance Society of the United States, the Venture and Dayton Hudson Corporation (incorporated by reference to Exhibit 10(z) to the 1994 10-K).

        27.     Financial Data Schedule

        99.     Additional Exhibits.

                (a) Prospectus dated April 23, 1987, as supplemented by supplements dated December 29, 1987, March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

                (b) Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (incorporated by reference to File No. 33-11064).

                (c) Current Report on Form 8-K of the Partnership dated July 19, 1988 (incorporated by reference to File No. 33-11064).

                (d) Current Report on Form 8-K of the Partnership dated September 27, 1988 (incorporated by reference to File No. 33-11064).

                (e) Current Report on Form 8-K of the Partnership dated December 2, 1988 (incorporated by reference to File No. 33-11064).

                (f) Current Report on Form 8-K of the Partnership dated December 27, 1988 (incorporated by reference to File No. 33-11064).

                (g) Current Report on Form 8-K of the Partnership dated May 18, 1989 (incorporated by reference to File No. 33-11064).

                (h) Audited Financial Statements of Midwest Shopping Center, L.P. (incorporated by reference to Exhibit 10(h) to 1994 10-K).

INDEPENDENT AUDITORS' REPORT



ML/EQ REAL ESTATE PORTFOLIO, L.P.:

        We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years ended December 31, 1994, 1993 and 1992. These financial statements and the supplemental schedules discussed below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles.

        Our audits also comprehended the consolidated supplemental schedules of the Partnership as of December 31, 1994 and for each of the three years ended December 31, 1994, 1993 and 1992. In our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.



/s/ Deloitte & Touche
---------------------
February 14, 1995 (February 17, 1995
as to Note 12)
Atlanta, Georgia

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 and 1993

ASSETS                                                       1994               1993
------                                                       ----               ----
REAL ESTATE INVESTMENTS:
      Rental properties (Note 3)                         $119,650,903       $ 70,939,638
      Less accumulated depreciation                        (9,875,416)        (7,688,554)
                                                         ------------       ------------
         Net rental properties                            109,775,487         63,251,084
      Other real estate assets (Notes 4 and 5)                      -         37,017,363
      Zero coupon mortgage note receivable (Note 4)        24,115,465         21,831,834
      Mortgage loan receivable (Note 5)                     6,000,000          6,000,000
                                                         ------------       ------------
        Total real estate investments                     139,890,952        128,100,281
                                                         ------------       ------------
OTHER ASSETS:
      Cash and short-term investments                      21,538,416         21,825,747
      Guaranty fee, net of accumulated
          amortization of $1,596,709 in
          1994 and $1,328,458 in 1993
          (Notes 6 and 7)                                   2,146,006          2,414,257
      Rental income receivable                              1,996,909            798,839
      Interest income receivable                               84,521            120,851
      Other                                                 2,352,458          1,749,797
                                                         ------------       ------------
         Total other assets                                28,118,310         26,909,491
                                                         ------------       ------------
TOTAL ASSETS                                             $168,009,262       $155,009,772
                                                         ============       ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
      Accrued capital expenditures                       $  2,948,006       $    225,000
      Accrued liabilities                                   1,938,448            394,691
      Distributions declared                                  813,671            542,448
      Due to affiliates (Notes 6 and 7)                       605,618            543,014
      Security deposits and unearned rent                     486,284            276,298
                                                         ------------       ------------
         Total liabilities                                  6,792,027          1,981,451
                                                         ------------       ------------
MINORITY INTEREST IN THE VENTURE                           31,742,095         29,740,464
                                                         ------------       ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes  6 and 7)

PARTNERS' CAPITAL:
      General partners                                      1,795,026          1,417,856
      Initial limited partner                                   6,442              6,174
      Limited partners (5,424,225 BACs
         issued and outstanding)                          127,673,672        121,863,827
                                                         ------------       ------------
         Total partners' capital                          129,475,140        123,287,857
                                                         ------------       ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $168,009,262       $155,009,772
                                                         ============       ============

        See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

REVENUE:                                                  1994                    1993                    1992
                                                          ----                    ----                    ----
     Rental income (Note 9)                            $22,574,035             $ 7,972,278             $ 7,941,677
     Lease termination rental income                       498,691                       -               1,100,000
     Interest on zero coupon mortgage notes (Note 4)     2,283,631               3,772,823               5,038,236
     Interest on mortgage loans (Note 5)                   615,000               2,882,915               3,035,625
     Interest on short-term investments                    884,964                 227,623                 231,897
                                                       -----------             -----------             -----------
TOTAL REVENUE                                           26,856,321              14,855,639              17,347,435
                                                       ===========             ===========             ===========

OPERATING EXPENSES:

     Depreciation                                        2,186,862               1,659,570               1,541,840
     Amortization                                          268,251                 269,305                 273,827
     Real estate operating expenses                      9,655,296               1,033,428                 973,919
     Real estate taxes                                   2,691,844                 906,062                 936,633
     General and administrative,
       including $1,096,021 in 1994,
       $1,047,831 in 1993
       and $1,052,219 in 1992 to
       affiliates (Note 7)                               1,380,986               1,229,092               1,197,018
     Property management fees (Note 7)                     476,905                 199,212                 187,856
     Realized loss on mortgage loan
       receivable (Note 5)                                       -               3,494,129                       -
     Loss on write-down of zero coupon
       mortgage (Note 4)                                         -               7,628,000                       -
     Loss on write-down of other real estate
       assets (Note 5)                                     379,895                       -                       -
                                                       -----------             -----------             -----------
TOTAL OPERATING EXPENSES                                17,040,039              16,418,798               5,111,093
                                                       -----------             -----------             -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST                                               9,816,282              (1,563,159)             12,236,342

MINORITY INTEREST IN NET (INCOME) LOSS OF
  CONSOLIDATED VENTURE                                  (2,272,880)                 29,269              (2,719,120)
                                                       -----------             -----------             -----------
NET INCOME (LOSS)                                      $ 7,543,402             $(1,533,890)            $ 9,517,222
                                                       ===========             ===========             ===========

ALLOCATION OF NET INCOME (LOSS):

     General partners                                  $   377,170             $   (76,695)            $   475,861
     Initial limited partner                                   330                     (67)                    420
     Limited partners                                    7,165,902              (1,457,128)              9,040,941
                                                       -----------             -----------             -----------
TOTAL                                                  $ 7,543,402             $(1,533,890)            $ 9,517,222
                                                       ===========             ===========             ===========

NET INCOME (LOSS) PER BENEFICIAL ASSIGNEE
  CERTIFICATE                                                $1.32                  $(0.27)                  $1.67
                                                             =====                  ======                   =====

WEIGHTED AVERAGE BENEFICIAL ASSIGNEE
  CERTIFICATES OUTSTANDING                               5,424,225               5,424,225               5,424,225
                                                       ===========             ===========             ===========

     See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                                                         Initial
                                                      General            Limited             Limited
                                                      Partners           Partner             Partners          Total
                                                      --------           -------             --------          -----
BALANCE, DECEMBER 31, 1991                            $1,018,690          $6,071           $120,582,946     $121,607,707

     Net income                                          475,861             420              9,040,941        9,517,222

     Cash distributions                                        -            (125)            (3,590,819)      (3,590,944)

     Distributions declared                                    -            (100)            (2,169,690)      (2,169,790)
                                                      ----------          ------           ------------     ------------

BALANCE, DECEMBER 31, 1992                             1,494,551           6,266            123,863,378      125,364,195

     Net loss                                            (76,695)            (67)            (1,457,128)      (1,533,890)

     Distributions declared                                    -             (25)              (542,423)        (542,448)
                                                      ----------          ------           ------------     ------------

BALANCE, DECEMBER 31, 1993                             1,417,856           6,174            121,863,827      123,287,857

     Net income                                          377,170             330              7,165,902        7,543,402

     Cash distributions                                        -             (25)              (542,423)        (542,448)

     Distributions declared                                    -             (37)              (813,634)        (813,671)
                                                      ----------          ------           ------------     ------------

BALANCE, DECEMBER 31, 1994                            $1,795,026          $6,442           $127,673,672     $129,475,140
                                                      ==========          ======           ============     ============

        See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, and 1992


CASH FLOWS FROM OPERATING ACTIVITIES:                           1994            1993            1992
                                                                ----            ----            ----
     Tenant rentals received                                 $21,845,655     $ 7,758,761     $ 8,708,280
     Interest received                                         1,536,294       3,199,853       3,203,007
                                                             -----------     -----------     -----------
       Cash received from operations                          23,381,949      10,958,614      11,911,287

     Cash paid for operating activities                      (12,962,344)     (3,340,333)     (3,291,435)
     Cash distributions to minority interest                    (271,249)       (760,000)     (1,794,099)
                                                             -----------     -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     10,148,356       6,858,281       6,825,753
                                                             -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases and additions to rental properties             (9,970,896)       (482,280)       (602,507)
     Payments received from mortgage receivable                        -      10,505,871               -
     Proceeds from other real estate assets                      620,105               -               -
                                                             -----------     -----------     -----------

NET CASH (USED) PROVIDED BY
      INVESTING ACTIVITIES                                    (9,350,791)     10,023,591        (602,507)
                                                             -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions to limited partners                   (1,084,896)     (2,169,790)     (6,303,182)
                                                             -----------     -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                         (1,084,896)     (2,169,790)     (6,303,182)
                                                             -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                         (287,331)     14,712,082         (79,936)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                                            21,825,747       7,113,665       7,193,601
                                                             -----------     -----------     -----------

CASH AND SHORT-TERM INVESTMENTS AT
 END OF YEAR                                                 $21,538,416     $21,825,747     $ 7,113,665
                                                             ===========     ===========     ===========

                                                                                              (Continued)



        See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, and 1992


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:                               1994                    1993                    1992
                                                                ----                    ----                    ----
NET INCOME (LOSS)                                           $ 7,543,402             $(1,533,890)             $9,517,222
                                                            -----------             -----------              ----------

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:

           Amortization and depreciation                      2,455,113               1,928,875               1,815,667
           Minority interest in Venture operations            2,272,880                 (29,269)              2,719,120
           Cash distributions to minority interest             (271,249)               (760,000)             (1,794,099)
           Realized loss on mortgage loan receivable                  -               3,494,129                       -
           Loss on write-down of zero coupon mortgage                 -               7,628,000                       -
           Loss on write-down of other real estate assets       379,895                       -                       -

           Changes in assets (increase) decrease:

           Interest accrual on zero coupon
             mortgage notes                                  (2,283,631)             (3,772,823)             (5,038,237)
           Rental income receivable                          (1,198,070)                107,829                (110,504)
           Interest income receivable                            36,330                  89,315                 (64,515)
           Other assets                                        (602,661)               (274,122)               (249,498)

           Changes in liabilities increase (decrease):

           Accrued liabilities                                1,543,757                   1,113                   5,334
           Due to affiliates                                     62,604                  10,222                 (16,123)
           Security deposits and unearned rent                  209,986                 (31,098)                 41,386
                                                            -----------             -----------              ----------

     TOTAL ADJUSTMENTS                                        2,604,954               8,392,171              (2,691,469)
                                                            -----------             -----------              ----------

     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                           $10,148,356             $ 6,858,281              $6,825,753
                                                            ===========             ===========              ==========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES

The Venture accrued $2,948,006 and $225,000 in capital expenditures that were not paid before December 31, 1994 and 1993, respectively.

The Venture reclassified $27,517,363 relating to Northland Center from other real estate assets to rental properties as a result of the deed in lieu of foreclosure transaction executed on July 22, 1994.

During 1994, the Venture took a $1,000,000 write-down on other real estate assets which reduced other real estate assets relating to The Bank of Delaware Building to $8,500,000. On November 15, 1994, a deed in lieu of foreclosure was executed resulting in a reclassification of the remaining $8,500,000 from other real estate assets to rental properties.

See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION


ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 22, 1986. The Partnership was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed-rate mortgage loans through a joint venture, EML Associates (the "Venture"). The Venture was formed on March 10, 1988 with EREIM LP Associates, an affiliate of The Equitable Life Assurance Society of the United States ("Equitable"). The Partnership owns an 80% interest in the Venture.

The Managing General Partner of the Partnership is EREIM Managers Corp., (the "Managing General Partner"), an affiliate of Equitable, and the Associate General Partner is MLH Real Estate Associates Limited Partnership (the "Associate General Partner"), an affiliate of Merrill Lynch, Hubbard Inc. The initial limited partner is MLH Real Estate Assignor, Inc., an affiliate of Merrill Lynch, Hubbard Inc.

The Partnership's Amended and Restated Agreement of Limited Partnership dated April 23, 1987 as amended on February 9, 1988 (the "Partnership Agreement") authorized the sale of up to 7,500,000 Beneficial Assignee Certificates ("BACs") at $20 per BAC. The BACs evidence the economic rights attributable to limited partnership interests in the Partnership. On March 10, 1988, the Partnership's initial investor closing occurred, at which time the Partnership received $92,190,120 representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership had its second and final investor closing at which time the Partnership received $16,294,380 representing the proceeds from the sale of an additional 814,719 BACs.

Total capital contributions to the Partnership are summarized as follows:


                      General partners            $      25,000
                      Initial limited partner             5,000
                      Limited partners              108,484,500
                                                  -------------
                      Total                       $ 108,514,500
                                                  =============


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

The Venture records it's proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center.

Allocation of Partnership Income

Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation

Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

Rental Income

Rental income is recognized on a straight-line basis over the terms of the leases.

Other Real Estate Assets

Other real estate assets represent the fair market value of the underlying collateral of the Northland zero coupon note receivable and The Bank of Delaware Building mortgage loan receivable at the date such receivables were considered to be in-substance foreclosures (see Notes 4 and 5). Subsequent to such determination, operating revenues and expenses were recorded for Northland Center and The Bank of Delaware Building. During 1994, both Northland Center and The Bank of Delaware Building were acquired through separate deed in lieu of foreclosure transactions and the related assets were reclassified to rental properties.

Zero Coupon Mortgage Note Receivable

The zero coupon mortgage note receivable is carried at the present value which is equal to the discounted principal plus accrued interest. Interest income is recognized ratably over the term of the note using the constant rate of interest implicit in the note (Note 4).

Mortgage Loan Receivable

The mortgage loan receivable is stated at cost (Note 5).

Offering Costs

Offering costs, including the acquistion/syndication fee payable to the general partners and other offering and issuance costs of the BACs, totaling $11,037,537, were charged against the limited partners' capital in accordance with the provisions of the Partnership Agreement, following the investor closings in 1988.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1994 presentation.

Fair Value of Financial Instruments

Management has reviewed the various assets and liabilities of the Partnership in accordance with the Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (which is not applicable to real estate assets). Management has concluded that the fair value of the Partnership's financial instruments, including the mortgage loan receivable, have terms such that the book value approximates fair value. There is no readily available source of zero coupon mortgage financing and, therefore, Management has determined that the estimation of a fair value of the zero coupon note is not practicable. See Note 4 regarding the write-down of the Northland zero coupon mortgage note and Note 5 regarding the write-down of other real estate assets relating to The Bank of Delaware Building.


3.      RENTAL PROPERTIES

As of December 31, 1994, the Partnership's rental properties consisted of the following:

                                                                                      Rentable             Lease
Office                                                                               Square Feet         Percentage
------                                                                               -----------         ----------
16/18 Sentry Park West                       Montgomery County,
                                             Pennsylvania                               190,616             73%
The Bank of Delaware Building                Wilmington, Delaware                       302,130             60%

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Industrial
----------
        1200 Whipple Road                     Union City, California                   257,500           100%
        701 Maple Lane and
        733 Maple Lane                        Bensenville, Illinois                     81,750           100%
        7550 Plaza Court                      Willowbrook, Illinois                     49,500           100%
        800 Hollywood Avenue                  Itasca, Illinois                          50,337           100%
        1850 Westfork Drive                   Lithia Springs, Georgia                  103,505           100%
        1345 Doolittle Drive                  San Leandro, California                  326,414           100%

Retail
------
        Richland Mall                         Richland Township,
                                              Pennsylvania                             182,408            89%
        Northland Center                      Southfield, Michigan                   1,369,255            86%

The costs related to the rental properties are summarized below. The Bank of Delaware Building and Northland Center properties are not included in the 1993 amounts presented below. Refer to Notes 4 and 5 for further discussion of these properties.

                                                          1994               1993
                                                          ----               ----
  Land                                                $ 24,403,102        $12,978,626
  Buildings and Improvements                            95,247,801         57,961,012
                                                      ------------        -----------

    Total                                              119,650,903         70,939,638
  Less accumulated depreciation                         (9,875,416)        (7,688,554)
                                                      ------------        -----------

    Net rental properties                             $109,775,487        $63,251,084
                                                      ============        ===========

  Office                                              $ 36,245,556        $27,105,690
  Retail                                                52,396,186         13,479,455
  Industrial                                            31,009,161         30,354,493
                                                      ------------        -----------

    Total                                              119,650,903         70,939,638
  Less accumulated depreciation                         (9,875,416)        (7,688,554)
                                                      ------------        -----------

    Net rental properties                             $109,775,487        $63,251,084
                                                      ============        ===========


4.      ZERO COUPON MORTGAGE NOTES RECEIVABLE

The Venture holds a 71.66% participation interest in a zero coupon mortgage note. The property which secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note has an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provides that the borrower may elect to pay interest currently; however, no interest has been paid to date. As part of the Northland Center transaction (discussed below), the Brookdale mortgage was modified on July 22, 1994 to provide that if

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Midwest sells Brookdale Center prior to June 30, 1995, the outstanding principal and accrued interest of the zero note will be paid at the time of sale, together with a defeasance fee equal to 75% of the amount, if any, by which the sale price of Brookdale Center exceeds $45 million.

Until July 22, 1994 the Venture also held a 71.66% participation interest in a zero coupon mortgage note and the first mortgage on Northland Center which is located outside of Detroit, Michigan. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the underlying value of the Northland Center. The Northland mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993 and the zero coupon mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31,1993 to record Northland Center at its fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center (see below).

On July 22, 1994, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland mortgage. Following the transfer, which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were recorded from that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center in accordance with the tenancy in common arrangements in the Participation Agreement between the Venture and Equitable. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments for the period from January 1, 1994 through June 30, 1995, the date the Northland mortgage would have matured). As part of the transaction, the Brookdale mortgage was modified as discussed above.

In connection with the transfer of Northland Center, the Venture and Equitable modified their agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery
Ward as an additional anchor. Montgomery Ward has since been added. The Venture and Equitable have also commenced a renovation program at Northland Center. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of December 31, 1994, approximately $5.2 million of these costs had been expended, of which the Venture's share was approximately $3.7 million. Approximately $4.1 million in capital costs have been accrued but not paid as of December 31, 1994 of which the Venture's share is approximately $2.9 million.


5.      MORTGAGE LOANS RECEIVABLE

In 1988, the Venture and Equitable jointly invested in a $28,000,000 nonrecourse first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut general partnership. The Venture, Equitable and Second Merritt Seven Joint Venture agreed to a $21,000,000 pay-off of the loan by Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during the first and third quarters of 1993 to reflect the diminution in value of the underlying security for the loan. In

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a pay-off was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to
Three Hundred Delaware Avenue Associates.   This loan was collateralized
by a seventeen-story office building in Wilmington, Delaware. The loan was bearing interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for this transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building. In the third quarter, 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building to the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account which reduced the loss on the transaction to approximately $380,000.


6.      GUARANTY AGREEMENT


EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves, as defined in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1994, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture.
The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1994 is limited to $249,485,801, plus the value of EREIM LP Associates'
Interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1994, the cumulative 9.75% simple annual return was $71,541,224. As of December 31, 1994, cumulative distributions by the Partnership to the BAC Holders totaled $13,626,224, of which $11,662,621 is attributable to income from operations and $1,963,603 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $813,671 in capital proceeds was distributed to the BAC Holders in February 1995.

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


Venture Supervisory Fee

The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1994, 1993 and 1992, the total expense for this fee was $502,682, $409,710, and $409,710, respectively.


Mortgage Loan Servicing Fee

 The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1994, 1993 and 1992 the total expense for this fee was $58,492, $100,086, and $100,086, respectively.


Partnership Administration Fee

The partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1994, 1993 and 1992, the total expense for this fee was $160,460, $161,409, and $162,066, respectively.


Property Management Fees

Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $217,513, $39,137, and $14,842 in 1994, 1993, and 1992, respectively.


Guaranty Fee


The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December
31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee has been assigned to EREIM LP Associates. For the years ended December 31, 1994, 1993 and 1992, the total expense for this fee was $642,645, $644,871, and $646,405, respectively. Each of these totals include $268,251 of amortization expense on the nonrecurring portion of the fee.


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

After payment of the acquisition/syndication fee to the general partners, which has been charged to the limited partners' capital, distributable cash from operations, less any amounts set aside for reserves, will be distributed semiannually on the basis of 95% to the BAC holders and limited partners as a group and 5% to the general partners. Distributions to the general partners for any semiannual period will be deferred until the limited partners have received a 6% per annum simple return on their adjusted capital contribution during the period.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      LEASES


Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1994 are as follows:


             Years Ending December 31,
             -------------------------
                     1995                           $12,936,925
                     1996                            11,333,828
                     1997                             9,578,311
                     1998                             8,482,556
                     1999                             7,480,686
                     2000 and thereafter             20,193,815
                                                    -----------

                        Total                       $70,006,121
                                                    ===========


In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance, real estate taxes and, in the case of retail tenants, percentage rents. Contingent rentals, which include percentage rents included in rental income for the years ended December 31, 1994, 1993, and 1992, totaled $525,673, $93,065, and $133,109, respectively. The amount of escalation charges included in rental income totaled $9,007,436, $1,249,544, and $1,269,548 for the years ended December 31,
1994, 1993, and 1992, respectively.

Information with respect to significant individual leases is as follows:

Permer Control, Inc. occupies all (257,500 square feet) of 1200 Whipple Road at an annual base rent of $1,026,156 under a lease which expires in August 2003.

Martin Marietta (formerly General Electric) occupies approximately 48.2% of 16 Sentry Park West at an annual base rent of $348,360 under two six month extensions of their lease which expired in December 1993. Martin Marietta signed a third six month extension of their lease effective January 1, 1995 which expires June 30, 1995. Liberty Mutual Insurance Group occupies approximately 30.1% (28,355 square feet) of 18 Sentry Park West at an annual base rent of $343,927 under a lease which expires in May 1999.

Pursuant to an agreement with Saab-Scania of America, Inc. ("Saab"), the former tenant of 1850 Westfork Drive, in connection with the termination of its lease Saab paid to the Venture $1.1 million in the first quarter of 1992. This agreement released Saab from the lease obligation at 1850 Westfork Drive, which had been scheduled to terminate in June 1998. The Partnership recognized such proceeds as income in 1992. During the third quarter of 1992, the Westfork Drive property was leased in its entirety to Treadway Exports Limited. This lease is for an initial term of three years ending August 1995 at an annual base rent of $219,689 with two renewal options for a total of an additional three years.

Gruner & Jahr Printing Company occupies approximately 44.1% (143,852 square feet) of 1345 Doolittle Drive at an annual base rent of $473,868 under a lease which expires in August 1998.

The buildings located at 701 Maple Lane, 733 Maple Lane, 7550 Plaza Court and 800 Hollywood are 100% leased as of December 31, 1994. One lease comprising approximately 27.3% of the available space is scheduled to expire in November 1995.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Hudson's department store (a division of Dayton-Hudson) occupies approximately 35.6% (487,035 square feet) of Northland Center under a lease which expires January 2004. Additionally, Montgomery Ward operates a 117,750 square foot store at Northland Center under a ground lease. This store, constructed by Montgomery Ward, is not included in the gross leasable area of the mall.

        PNC Bank occupies approximately 38.1% of the Three Hundred Delaware Building at an annual rent of $350,000. The lease expires in May 2005.

        Bon Ton Department Store (formerly Hess) occupies approximately 46.3% (84,405 square feet) of Richland Mall, under a lease which expires in December 2006. Additionally, Clemens Markets (a regional grocer) occupies approximately 14.3% (25,988 square feet) of Richland Mall under a lease which expires May 1996.


10.     TAXABLE NET INCOME AND TAX NET WORTH


        The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis.

                                                        1994                    1993                    1992
                                                        ----                    ----                    ----
  FINANCIAL NET INCOME (LOSS)                       $  7,543,402            $ (1,533,890)           $  9,517,222

    Net book to tax difference
      from investment in joint venture                (7,145,661)              7,348,583                (128,188)
                                                    ------------            ------------            ------------

  TAXABLE NET INCOME                                $    397,741            $  5,814,693            $  9,389,034
                                                    ============            ============            ============

  CAPITAL BALANCE - FINANCIAL REPORTING             $129,475,140            $123,287,857            $125,364,195

    Cumulative book to tax income
      differences from investment
      in joint venture                                   121,446               7,267,107                 (81,476)
                                                    ------------            ------------            ------------

  NET WORTH - TAX BASIS                             $129,596,586            $130,554,964            $125,282,719
                                                    ============            ============            ============

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        Quarterly financial data for 1994 and 1993 is summarized as follows:

                                                                                                   Net Income (Loss) Per
                                                                                                    Limited Partnership
                                     Total Income                  Net Income (Loss)                       Unit
                                ----------------------           -----------------------           ---------------------
                                1994              1993           1994               1993           1994             1993
                                ----              ----           ----               ----           ----             ----
Quarter Ended

March 31                     $ 2,615,429       $ 4,164,040    $  930,208         $ 1,001,975      $ 0.16           $ 0.18

June 30                        9,745,104 (A)     4,223,311     2,887,181 (A)       2,227,004        0.51             0.39

September 30                   6,176,513         3,292,599       823,104 (B)         (88,042)       0.14            (0.02)

December 31                    8,319,275 (C)     3,175,689     2,902,909 (D)      (4,674,827) (E)   0.51            (0.82)

  Total                      $26,856,321       $14,855,639    $7,543,402         $(1,533,890)      $1.32           $(0.27)


(A) In the second quarter, 1994 operating results became available to record the operating revenues and expenses of Northland Center which had been classified as an in-substance foreclosure as of December 31, 1993. Prior to such quarter, the Partnership did not record operating results due to the lack of reliable estimates. Therefore, six months of operating activity for Northland Center was recorded in the second quarter of 1994. Total income and net income for the six month period ended June 30, 1994 for Northland Center was $7,058,996 and $2,566,734, respectively.

(B) In the third quarter 1994, a write-down of $1,000,000 was taken on other real estate assets relating to The Bank of Delaware Building based on the most recent estimated fair value of the property.

(C) The net income from The Bank of Delaware Building was estimated to be immaterial to the overall financial statements for the first three quarters of 1994, therefore, a detailed break-out of the revenues and expenses was not provided. Detailed estimates became available after the deed in lieu of foreclosure transaction was executed in the fourth quarter 1994. Total income and net income (loss) recorded in the fourth quarter 1994 was $1,853,630 and $(248,506), respectively.

(D) In connection with the deed in lieu of foreclosure on The Bank of Delaware Building in the fourth quarter 1994, cash of $350,000 was received in addition to the operating cash account of the property which resulted in a reduction of $620,105 to the $1,000,000 loss previously recorded in the third quarter.

(E) In the fourth quarter 1993, a write-down of $7,628,000 was taken against one of the zero coupon mortgage notes since the value of underlying collateral was less than the carrying value of the mortgage.


12.     SUBSEQUENT EVENT

        Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's") finalized on February 17, 1995, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment is approximately $1,400,000 which will be recognized by the Venture in the first quarter of 1995. Upon termination of the lease, Kohl's is released from any remaining lease obligation under the original lease agreement. Such agreement is subject to the tenancy in common executing an agreement to lease or build-out the vacated space.

                                                                    SCHEDULE III

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                  Costs
                                                Capitalized
                                               Subsequent to     Gross Cost at which carried
                     Initial Cost to Company    Acquisition           at end of the year
                     -----------------------   -------------     ---------------------------
                                  Buildings                              Buildings
                                     and                                    and
                                  Improve-      Improve-                 Improve-             Accumulated    Date of       Date
Description          Land           ments         ments       Land         ments    Total     Depreciation  Construction   Acquired
-----------          ----         ---------     --------      ----       ---------  -----     ------------  ------------   --------
Industrial
1200 Whipple Road,
  Union City, CA     $ 2,759,162 $ 5,112,652  $   161,659  $2,762,332 $ 5,271,141 $  8,033,473  $  897,845     1963        3/17/88

Maple Lane,
  Plaza Court and
  Hollywood Ave,                                                                                                          12/27/88
  Bensenville, IL      1,670,158   5,167,581      384,117   1,673,062   5,548,794    7,221,856     842,381   1979-80        6/8/89

1850 Westfork Drive
  Lithia Springs, GA     750,000   3,009,802      142,156     750,000   3,151,958    3,901,958     512,009     1988         1/6/89

1345 Doolittle Drive
  San Leandro, CA      4,000,000   6,269,526    1,582,348   4,026,312   7,825,562   11,851,874   1,281,465     1964        5/18/89

Retail:
Richland Mall
  Richland
  Township, PA         1,115,321  11,663,922      735,549   1,115,535  12,399,257   13,514,792   2,016,845   1974-75       7/19/88

Northland Center
  Southfield,MI        7,424,476  24,822,493    6,634,425   7,424,476  31,456,918   38,881,394     324,804     1954        7/22/94

Office:
Sentry Park West
  Montgomery
  County, PA           2,624,777  23,981,032    1,137,860   2,651,385  25,092,284   27,743,669   3,972,980     1988       12/22/88

The Bank of Delaware
  Wilmington, DE       4,000,000   4,500,000        1,887   4,000,000   4,501,887    8,501,887      27,087     1970       11/15/94
                     ----------- -----------  ----------- ----------- ----------- ------------  ----------

Total                $24,343,894 $84,527,008  $10,780,001 $24,403,102 $95,247,801 $119,650,903  $9,875,416
                     =========== ===========  =========== =========== =========== ============  ==========

   Reconciliation of Beginning and Ending Balances:             1994            1993            1992
   ------------------------------------------------             ----            ----            ----
   Rental Properties -
      Balance at beginning of year                         $ 70,939,638     $70,232,358     $69,629,851
          Transfer by deed in lieu of foreclosure            40,746,969              --              --
          Improvements                                        7,964,296         707,280         602,507
                                                           ------------     -----------     -----------

      Balance at end of year                               $119,650,903     $70,939,638     $70,232,358
                                                           ============     ===========     ===========

   Accumulated depreciation -
      Balance at beginning of year                         $  7,688,554     $ 6,028,984     $ 4,487,144
          Depreciation for year                               2,186,862       1,659,570       1,541,840
                                                           ------------     -----------     -----------

      Balance at end of year                               $  9,875,416     $ 7,688,554     $ 6,028,984
                                                           ============     ===========     ===========

                                                                     SCHEDULE IV

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                               PERIODIC                           CARRYING
                              INTEREST       FINAL              PAYMENT          FACE AMOUNT       AMOUNT           BALLOON PAYMENT
     DESCRIPTION                RATE      MATURITY DATE         TERMS            OF MORTGAGES   OF MORTGAGES          AT MATURITY
   -------------              --------    ------------         --------          ------------   ------------        ---------------
   Zero coupon, first
     mortgage on shopping
     mall in Minnesota         10.20%       June 1995            (a)             $10,874,506 (e)  $24,115,465 (a) (c)   $25,345,353

   First mortgage loan
     on apartment complex
     in Massachusetts          10.25%     February 1999          (f)               6,000,000        6,000,000             6,000,000
                                                                                  ----------       ----------            ----------
   Total                                                                         $16,874,506      $30,115,465 (b) (d)   $31,345,353
                                                                                  ==========       ==========            ==========


                                                                                           1994              1993            1992
                                                                                       -----------       -----------     -----------
                  Balance at beginning of period                                       $27,831,834       $82,704,374     $77,666,137
                  Interest accrued on zero coupon notes                                  2,283,631         3,772,823       5,038,237
                  Repayment/write-off of mortgage loan receivable                            --          (14,000,000)          --
                  Write-down of zero coupon mortgage                                         --           (7,628,000)          --
                  Loans reclassified as other real estate assets                             --          (37,017,363)          --
                                                                                        ----------        ----------      ----------
                  Balance at end of period                                             $30,115,465       $27,831,834     $82,704,374
                                                                                        ----------        ----------      ----------

   Notes:

   (a) Interest at the imputed rate shown is compounded semiannually and added to the note balance.

   (b) None of the loans are subject to any delinquencies.

   (c) EREIM LP Associates, an affiliate, contributed $9,823,108 of the zero coupon mortgage note to the Venture, including principal plus interest at the contribution date.

   (d) The aggregate cost for book purposes is equal to the tax basis.

   (e) Represents the Venture's 71.66% interest in the original face amount of the note excluding compounded interest.

   (f) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

                                   SIGNATURES



       Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1995.

                                         ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                         By: EREIM MANAGERS CORP.
                                            (Managing General Partner)


                                            By: /s/ Eugene F. Conway
                                               -------------------------
                                                    Eugene F. Conway
                                                    Executive Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24,1995.




     /s/ GEORGE R.  PUSKAR               Chairman of the Board of
     ---------------------------         EREIM Managers Corp.
         GEORGE R.  PUSKAR






     /s/ PAUL J. DOLINOY                 President, Chief Executive
     ---------------------------         Officer, Principal Executive Officer
         PAUL J. DOLINOY                 and Director of EREIM Managers Corp.





     /s/ EUGENE F.  CONWAY               Executive Vice President,
     ---------------------------         Chief Operating Officer and
         EUGENE F.  CONWAY               Director of EREIM Managers Corp.




     /s/ PATRICIA C. SNEDEKER            Vice President and Chief Financial
     ---------------------------         Officer of EREIM Managers Corp.
         PATRICIA C. SNEDEKER




     /s/ B. STANTON BREON                Vice President and Secretary of
     ---------------------------         EREIM Managers Corp.
         B. STANTON BREON


                                 EXHIBIT INDEX

   Exhibit                                                                            Page
    4.  (a)  Amended and Restated Agreement of Limited Partnership dated April
             23, 1987.  Included as an Exhibit to the Prospectus (see Exhibit
             99(a)).

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

        (b)  Agreement Between General Partners (incorporated by reference to
             Exhibit 10(c) to the 1987 10-K).

        (c) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

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

       (k)   Participation Agreements relating to Brookdale and Northland Notes
             (incorporated by reference to Exhibit 10(1) to the 1987 10-K).

       (l)   Amendments to Participation Agreements relating to Brookdale and
             Northland Notes (incorporated by reference to Exhibit 10(1) to
             Annual Report on Form 10-K for the Fiscal Year Ended December 31,
             1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the
             "1988 10-K").

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

       (v)   Agreement dated March 25, 1994 between The Equitable Life
             Assurance Society of the United States and Midwest Real Estate
             Shopping Centers L.P. (formerly Equitable Real Estate Shopping
             Centers L.P.) (incorporated by reference to Item 10(v) to Form 10-K dated December 31, 1994 of EREIM LP Associates (the "1994 10-K")).

       (w) Deed in Lieu of Foreclosure Agreement dated November 15, 1994 by and between Three Hundred Delaware Avenue Associates, L.P. and
             EML Associates (incorporated by reference to Exhibit 10(w) to the 1994 10-K).

       (x) Lease Termination Agreement dated as of January 27, 1995 by and between the Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to
             Exhibit 10(x) to the 1994 10-K).

       (y)   Amendment to Lease Termination Agreement dated as of February 17,
             1995 by and between The Equitable Life Assurance Society of the
             United States and Kohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 10-K).

       (z)   Purchase Agreement dated as of March 10, 1995 by and among The
             Equitable Life Assurance Society of the United States, the Venture and Dayton Hudson Corporation (incorporated by reference to Exhibit
             10(z) to the 1994 10-K).

     27. Financial Data Schedule (for SEC use only)                                     51

     99. Additional Exhibits.

       (a) Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

       (b)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1988
             (incorporated by reference to File No. 33-11064).

       (c)   Current Report on Form 8-K of the Partnership dated July 19, 1988
             (incorporated by reference to File No. 33-11064).

       (d)   Current Report on Form 8-K of the Partnership dated September 27,
             1988 (incorporated by reference to File No.  33-11064).

       (e)   Current Report on Form 8-K of the Partnership dated December 2,
             1988 (incorporated by reference to File No. 33-11064).

       (f)   Current Report on Form 8-K of the Partnership dated December 27,
             1988 (incorporated by reference to File No. 33-11064).

       (g)   Current Report on Form 8-K of the Partnership dated May 18, 1989
             (incorporated by reference to File No. 33-11064).

       (h)   Audited Financial Statements of Midwest Shopping Center, L.P.
             (incorporated by reference to Exhibit 10(h) to 1994 10-K).
