Form 10-Q
period 1995-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1995-05-15
CIK 808369

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                             ---------------------

(MARK ONE)
             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM                  TO
                                     ----------------    ---------------

                         COMMISSION FILE NUMBER 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS GOVERNING INSTRUMENT)

        DELAWARE                                          58-1739523
(State of Organization)                     (I.R.S. Employer Identification No.)

1150 LAKE HEARN DR.; ATLANTA, GEORGIA                           30342-1522
(Address of principal executive office)                          (Zip Code)

                                 (404) 239-5002
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION
           Item 1  --   Financial Statements:
                          Consolidated balance sheets at March 31, 1995 and December 31,
                             1994...........................................................
                          Consolidated statements of operations for the three months ended
                             March 31, 1995 and 1994........................................
                          Consolidated statement of partners' capital for the three months ended March 31, 1995...........................................
                          Consolidated statements of cash flows for the three months ended
                             March 31, 1995 and 1994........................................
                          Notes to consolidated financial statements........................
           Item 2  --   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...............................................
PART II -- OTHER INFORMATION
           Items 1 through 6................................................................
           Signatures.......................................................................

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                                                 MARCH 31,         DECEMBER 31,
                                                                    1995               1994
                                                                ------------       ------------
                                            ASSETS
Real Estate Investments (Note 4):
  Rental properties...........................................  $120,182,710       $119,650,903
  Less accumulated depreciation...............................   (10,444,856)        (9,875,416)
                                                                ------------       ------------
  Net rental properties.......................................   109,737,854        109,775,487
  Zero coupon mortgage note receivable........................    24,730,409         24,115,465
  Mortgage loan receivable....................................     6,000,000          6,000,000
                                                                ------------       ------------
          Total real estate investments.......................   140,468,263        139,890,952
                                                                ------------       ------------
Other Assets:
  Cash and short-term investments.............................    19,189,857         21,538,416
  Rental income receivable....................................     3,340,708          1,996,909
  Guaranty fee, net of accumulated amortization of $1,663,772
     in 1995 and $1,596,709 in 1994 (Notes 3 and 5)...........     2,078,943          2,146,006
  Deferred rent concessions...................................     1,830,859          1,752,428
  Interest income receivable..................................       133,578             84,521
  Other.......................................................       740,872            600,030
                                                                ------------       ------------
          Total other assets..................................    27,314,817         28,118,310
                                                                ------------       ------------
Total Assets..................................................  $167,783,080       $168,009,262
                                                                 ===========        ===========

                               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accrued liabilities.........................................  $  1,921,948       $  1,938,448
  Security deposits and unearned rent.........................       806,694            486,284
  Accrued capital expenditures................................       329,179          2,948,006
  Due to affiliates (Note 3)..................................       318,693            605,618
  Distributions declared......................................            --            813,671
                                                                ------------       ------------
          Total liabilities...................................     3,376,514          6,792,027
                                                                ------------       ------------
Minority Interest in the Venture (Note 2).....................    32,141,577         31,742,095
                                                                ------------       ------------
Partners' Capital:
  General partners............................................     1,934,519          1,795,026
  Initial limited partner.....................................         6,564              6,442
  Limited partners (5,424,225 BACs issued and outstanding)....   130,323,906        127,673,672
                                                                ------------       ------------
          Total partners' capital.............................   132,264,989        129,475,140
                                                                ------------       ------------
Total Liabilities and Partners' Capital.......................  $167,783,080       $168,009,262
                                                                 ===========        ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
Revenue:
  Rental income.......................................................  $5,186,498   $1,780,672
  Lease termination rental income.....................................   1,254,062           --
  Interest on zero coupon mortgage note receivable....................     614,944      556,711
  Interest on mortgage loan receivable................................     153,750      153,750
  Interest on short-term investments..................................     274,195      124,296
                                                                        ----------   ----------
          Total Revenue...............................................   7,483,449    2,615,429
                                                                        ----------   ----------
Operating Expenses:
  Depreciation........................................................     750,094      468,440
  Real estate operating expenses......................................   1,991,127      295,531
  Real estate taxes...................................................     611,223      220,648
  Property management fees............................................     107,945       38,017
  Amortization........................................................      67,063       67,063
  General and administrative, including $299,501 and $250,221 at March
     31, 1995 and 1994, respectively, to affiliates (Note 3)..........     366,666      281,771
                                                                        ----------   ----------
          Total Operating Expenses....................................   3,894,118    1,371,470
                                                                        ----------   ----------
Income Before Minority Interest.......................................   3,589,331    1,243,959
Minority Interest in Net Income of Consolidated Venture...............    (799,482)    (313,751)
                                                                        ----------   ----------
Net Income............................................................  $2,789,849   $  930,208
                                                                         =========    =========
Allocation of Net Income:
  General partners....................................................  $  139,493   $   46,510
  Initial limited partner.............................................         122           41
  Limited partners....................................................   2,650,234      883,657
                                                                        ----------   ----------
          Total.......................................................  $2,789,849   $  930,208
                                                                         =========    =========
Net Income Per Limited Partner BAC....................................  $     0.49   $     0.16
                                                                         =========    =========
Weighted Average BACs Outstanding.....................................   5,424,225    5,424,225
                                                                         =========    =========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED    LIMITED
                                                  PARTNERS    PARTNER    PARTNERS        TOTAL
                                                 ----------   ------   ------------   ------------
Balance, December 31, 1994.....................  $1,795,026   $6,442   $127,673,672   $129,475,140
Net income.....................................     139,493      122      2,650,234      2,789,849
                                                 ----------   ------   ------------   ------------
Balance, March 31, 1995........................  $1,934,519   $6,564   $130,323,906   $132,264,989
                                                  =========   ======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                       MARCH 31,     MARCH 31,
                                                                         1995          1994
                                                                      -----------   -----------
Cash Flows from Operating Activities:
  Tenant rentals received...........................................  $ 5,338,739   $ 1,971,385
  Interest received.................................................      378,888       367,897
                                                                      -----------   -----------
  Cash received from operations.....................................    5,717,627     2,339,282
  Cash paid for operating activities................................   (3,521,227)   (1,232,034)
  Cash distributions to Minority Interest...........................     (400,000)     (135,657)
                                                                      -----------   -----------
Net Cash Provided by Operating Activities...........................    1,796,400       971,591
                                                                      -----------   -----------
Cash Flows from Investing Activities:
  Purchases and additions to rental properties......................   (3,331,288)     (607,144)
                                                                      -----------   -----------
Net Cash Used in Investing Activities...............................   (3,331,288)     (607,144)
                                                                      -----------   -----------
Cash Flows from Financing Activities:
  Cash distributions to limited partners............................     (813,671)     (542,448)
                                                                      -----------   -----------
Net Cash Used in Financing Activities...............................     (813,671)     (542,448)
                                                                      -----------   -----------
Net Decrease in Cash and Short-Term Investments.....................   (2,348,559)     (178,001)
Cash and Short-Term Investments at Beginning of Period..............   21,538,416    21,825,747
                                                                      -----------   -----------
Cash and Short-Term Investments at End of Period....................  $19,189,857   $21,647,746
                                                                       ==========    ==========
Reconciliation of Net Income to Net Cash Provided by Operating
  Activities:
  Net income........................................................  $ 2,789,849   $   930,208
                                                                      -----------   -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization and depreciation.....................................      817,157       535,503
  Minority Interest in Venture operations...........................      799,482       313,751
  Cash distributions to Minority Interest...........................     (400,000)     (135,637)
  Changes in assets (increase) decrease:
     Interest accrual on zero coupon mortgage notes.................     (614,944)     (556,711)
     Rental income receivable.......................................   (1,343,799)      107,170
     Deferred rent concessions......................................      (78,431)      (83,090)
     Interest income receivable.....................................      (49,057)       89,851
     Other assets...................................................     (140,842)      (53,865)
  Changes in liabilities increase (decrease):
     Accrued liabilities............................................      (16,500)      (10,685)
     Tenant security deposits and unearned rent.....................      320,410       113,100
     Due to affiliates..............................................     (286,925)     (278,004)
                                                                      -----------   -----------
          Total adjustments.........................................     (993,449)       41,383
                                                                      -----------   -----------
Net Cash Flow Provided by Operating Activities......................  $ 1,796,400   $   971,591
                                                                       ==========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)

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

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

  Accounting for Impairment of a Loan

     As of January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended. The Partnership measures impairment of the zero coupon mortgage note receivable and the mortgage loan receivable based upon the fair value of the underlying collateral. If the fair value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. Interest income on the zero coupon mortgage note receivable is recognized to the extent that the accreted value of the note does not exceed the value of the underlying collateral. Interest income on the mortgage loan receivable is recognized as earned. Neither the zero coupon mortgage note receivable nor the mortgage loan receivable is considered impaired as of March 31, 1995.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the March 1995 presentation.

3. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1995 and December 31, 1994 the accrued balance of these fees and reimbursements totaled $318,693 and $605,618, respectively. For each of the three month periods ended March 31, 1995 and 1994, the expense for these recurring fees totaled $299,501 and $250,221, respectively. These amounts are included in the statements of operations as components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $107,945 and $38,017 during the first quarter of 1995 and 1994, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

4. REAL ESTATE INVESTMENTS

  Rental Properties

     As of March 31, 1995, the Partnership's rental properties consist of the following:

                                                                      RENTABLE     PERCENTAGE
                                                                     SQUARE FEET     LEASED
                                                                     -----------   ----------
     OFFICE
     16 and 18 Sentry Park West, Montgomery County, Pennsylvania...     190,616         86%
     The Bank of Delaware Building, Wilmington, Delaware...........     302,130         60%
     INDUSTRIAL
     1200 Whipple Road, Union City, California.....................     257,500        100%
     701 Maple Lane and 733 Maple Lane, Bensenville, Illinois......      81,750        100%
     7550 Plaza Court, Willowbrook, Illinois.......................      49,500        100%
     800 Hollywood Avenue, Itasca, Illinois........................      50,337        100%
     1850 Westfork Drive, Lithia Springs, Georgia..................     103,505        100%
     1345 Doolittle Drive, San Leandro, California.................     326,414        100%
     RETAIL
     Richland Mall, Richland Township, Pennsylvania................     182,507         95%
     Northland Center, Southfield, Michigan........................   1,369,255         86%

  Zero Coupon Mortgage Notes Receivable

     The Venture holds a 71.66% participation interest in a zero coupon mortgage note. The property which secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note has an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provides that the borrower may elect to pay interest currently; however, no interest has been paid to date. As part of the Northland Center transaction (discussed below), the Brookdale mortgage was modified on July 22, 1994 to provide that, if Midwest sells Brookdale Center prior to June 30, 1995, the outstanding principal and accrued interest of the zero note will be paid at the time of sale, together with a defeasance fee equal to 75% of the amount, if any, by which the sale price of Brookdale Center exceeds $45 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the Brookdale Center Mortgage.

     Until July 22, 1994 the Venture also held a 71.66% participation interest in a zero coupon mortgage note on Northland Center which is located outside of Detroit, Michigan. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

portion of the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

     Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the underlying value of the Northland Center. The Northland mortgage note was accounted for as an in-substance foreclosure at December 31, 1993 and the zero coupon mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31,1993 to record Northland Center at its fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center (see below).

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

     In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable have also commenced a renovation program at Northland Center. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of March 31, 1995, approximately $9.5 million of these costs had been expended, of which the Venture's share was approximately $6.8 million. Approximately $460,000 in capital costs have been accrued but not paid as of March 31, 1995 of which the Venture's share is approximately $330,000.

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

5. GUARANTY AGREEMENT

     EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves, as defined in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1995, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 1995 is limited to $248,047,773, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders totaled $108,484,500. As of March 31, 1995, the cumulative 9.75% simple annual return was $74,127,455. As of March 31, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $14,439,271, of which $11,662,084 is attributable to income from operations and $2,777,187 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

6. LEASE TERMINATION INCOME

     Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment received in the first quarter of 1995 was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement. The Partnership has recognized these proceeds as rental income receivable and lease termination income at March 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1995, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at March 31, 1995, the Venture, in which the Partnership owns an 80% interest, had approximately $17.2 million in short-term investments. These funds are intended to be utilized primarily to fund the remainder of the Northland Center renovation program, to fund the renovation work contemplated for The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements.

     Management is nearing the completion of an enhancement/stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.0 million over the next three years, of which $2.0 million is expected to be incurred in 1995 and $1.0 million is expected to be incurred in each of the years 1996 and 1997. Included in the estimated $4.0 million of expenditures related to The Bank of Delaware renovation program is approximately $2.1 million for asbestos abatement expected to be incurred evenly over the next three years. Additional costs not included in the above figures are estimated tenant improvements of $900,000. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

     Cash received from tenant-related revenues increased approximately $3.4 million in comparison to the same period last year. This increase is attributable to operating cash flows from Northland Center and The Bank of Delaware Building in the first quarter of 1995 of approximately $3.0 million and $400,000, respectively. Cash attributable to the operations of Northland Center and The Bank of Delaware Building for the first quarter of 1994 was not received until the deed in lieu of foreclosure transactions were consummated on July 22, 1994 and November 15, 1994, respectively.

     Interest received for the three months ended March 31, 1995 remained approximately the same in comparison to the same period last year.

     Cash paid for operating activities for the three months ended March 31, 1995 increased approximately $2.3 million in comparison to the same period last year. This change is primarily due to Northland Center's operating cash outflows of approximately $2.2 million for the three months ended March 31, 1995. No cash was paid for operating activities relating to Northland Center in the first quarter of 1994 due to the fact that the deed in lieu of foreclosure transaction was not consummated until July 22, 1994.

FINANCIAL CONDITION

     The decrease in liabilities of approximately $3.4 million at March 31, 1995, as compared to December 31, 1994, is primarily attributable to payment of approximately $2.6 million in accrued construction costs at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Northland Center, the semiannual payment of distributions to BAC holders and limited partners of $813,671, and the semiannual payment of fees to affiliates of $291,322 in the first quarter of 1995. This decrease is offset by an increase in unearned rent at Northland Center of approximately $306,000.

RESULTS OF OPERATIONS

     Increases in income and expenses of the Venture for the first quarter of 1995 as compared to the first quarter of 1994 are largely attributable to Northland Center and The Bank of Delaware Building. Northland Center and The Bank of Delaware Building were accounted for as in-substance foreclosures at December 31, 1993. As such, the income and expenses of Northland Center and The Bank of Delaware Building should have been included in income of the Venture beginning January 1994. Reliable estimates for Northland Center were not available to the Venture until the second quarter of 1994. Therefore, the recording of the operating activity for Northland Center was delayed until the second quarter of 1994 when six months of activity was recorded. Estimates of income net of expenses for The Bank of Delaware Building obtained in the first quarter 1994 were immaterial to the financial statements as a whole.

     Rental related income for the three month period ended March 31, 1995 increased approximately $4.7 million in comparison to the same period last year. The increase is primarily a result of $4.1 million of income representing rental activity at Northland Center and approximately $400,000 of income representing rental activity at The Bank of Delaware Building. Of the $4.1 million of income from Northland Center, approximately $1.3 million is due to the lease termination payment from Kohl's Department Store.

     Interest on short-term investments increased over the same period last year primarily as a result of an increase in interest rates. Interest income on zero coupon mortgage notes increased compared to the same period last year due to the compounding effect of the zero coupon investment on the Brookdale Center mortgage.

     Real estate related expenses excluding depreciation and amortization increased approximately $2.2 million compared to the same period last year. This change is primarily a result of $1.8 million of expenses representing three months of operating activity attributable to Northland Center and approximately $400,000 of expenses representing three months of operating activity at The Bank of Delaware Building.

     The percentage of leased space at the Venture's properties at March 31, 1995 increased to 88.2% from the percentage of leased space at December 31, 1994 of 87.8%.

     The zero coupon mortgage note secured by the Brookdale Center matures in June 1995. If the indebtedness is not repaid at maturity, the Partnership will be confronted with a number of options, including foreclosure, a restructuring of the loan, or an extension of the maturity date. Management continues to evaluate which of these options will be most beneficial to the Partnership. Additionally, at December 31, 1994, Midwest Real Estate Shopping Center L.P. (formerly Equitable Real Estate Shopping Centers, L.P.), the owner of Brookdale Center ("Midwest"), reduced the carrying value of the Center by $9,068,553 to the Center's estimated fair market value of $35,072,000, as determined by a third party appraiser. The Venture's share of the zero coupon mortgage note plus accrued interest at March 31, 1995 is $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral is $25,132,840. As the estimated fair market value of the underlying collateral, as determined by Midwest's appraiser, is greater than

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
the accreted value of the zero coupon mortgage note at March 31, 1995, Management does not believe the note is impaired, however Management has determined to cease the accretion of interest beginning with the second quarter of 1995. Notice has been given to Midwest that, on the basis of its appraisal, Midwest is obligated under the terms of the Brookdale zero coupon mortgage to provide on or before June 3, 1995 additional collateral as security for the Brookdale zero coupon mortgage note in the amount of $3,312,199. As previously reported, Midwest is currently attempting to sell Brookdale Center.

     Midwest is subject to the informational requirements under the Securities Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities and Exchange Commission
(SEC) under Commission File No. 1-9331. Such reports and other information filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

     Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stopped dropping in many of the properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     There are no pending legal proceedings material to the Partnership to which the Partnership, the Venture, any of the Properties, or to the knowledge of the Managing General Partner, the properties that secure the Mortgage loans are subject.

     Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BAC's, the operation of Midwest and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.

ITEM 2.  CHANGES IN SECURITIES

     Response: None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Response: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Response: None

ITEM 5.  OTHER INFORMATION

     Response: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Response:

        a) Exhibits

           27  Financial Data Schedule (for SEC filing purposes only)

        b) Reports

           None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By:  EREIM Managers Corp.
                                               Managing General Partner

                                          By: /s/  Claire Snedeker
                                            ------------------------------------
                                              Claire Snedeker
                                              Vice President, Controller
                                                and Treasurer
                                                (Principal Accounting Officer)

Dated: May 15, 1995

                                EXHIBIT INDEX


Exhibit No.                          Description
- -----------     ------------------------------------------------------
    27          Financial Data Schedule (for SEC filing purposes only)