Form 10-Q
period 1995-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1995-08-14
CIK 808369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             ---------------------

(MARK ONE)

                   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.
                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                           OR

                   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    --------------

                         COMMISSION FILE NUMBER 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
      (Exact name of registrant as specified in its governing instrument)

                   DELAWARE                                     58-1739523
           (State of Organization)                 (I.R.S. Employer Identification No.)

     1150 LAKE HEARN DR; ATLANTA, GEORGIA                       30342-1522
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

              Item 1  --   Financial statements:
                             Consolidated balance sheets at June 30, 1995 and December 31, 1994....
                             Consolidated statements of operations for the three and six months ended June 30, 1995 and 1994.......................................
                             Consolidated statement of partners' capital for the six months ended
                                June 30, 1995......................................................
                             Consolidated statements of cash flows for the six months ended June
                                30, 1995 and 1994..................................................
                             Notes to consolidated financial statements............................
              Item 2  --   Management's Discussion and Analysis of Financial Condition and Results
                           of Operations...........................................................

PART II  --   OTHER INFORMATION

              Items 1 through 6....................................................................
              Signatures...........................................................................

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                            ASSETS
Real Estate Investments (Note 4):
  Rental properties.............................................  $122,829,231     $119,650,903
  Less accumulated depreciation.................................   (11,140,492)      (9,875,416)
                                                                  ------------     ------------
  Net rental properties.........................................   111,688,739      109,775,487
  Zero coupon mortgage note receivable..........................    24,730,409       24,115,465
  Mortgage loan receivable......................................     6,000,000        6,000,000
                                                                  ------------     ------------
          Total real estate investments.........................   142,419,148      139,890,952
                                                                  ------------     ------------
Other Assets:
  Cash and short-term investments...............................    21,248,026       21,538,416
  Rental income receivable......................................     2,191,611        1,996,909
  Guaranty fee, net of accumulated amortization of $1,730,834 in
     1995 and $1,596,709 in 1994 (Notes 3 and 5)................     2,011,880        2,146,006
  Deferred rent concessions.....................................     1,911,618        1,752,428
  Interest income receivable....................................       140,467           84,521
  Other.........................................................       207,386          600,030
                                                                  ------------     ------------
          Total other assets....................................    27,710,988       28,118,310
                                                                  ------------     ------------
Total Assets....................................................  $170,130,136     $168,009,262
                                                                   ===========      ===========
                               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accrued liabilities...........................................  $  1,637,437     $  1,938,448
  Distributions declared........................................       813,634          813,671
  Security deposits and unearned rent...........................       715,280          486,284
  Due to affiliates (Note 3)....................................       601,670          605,618
  Accrued capital expenditures..................................       474,045        2,948,006
                                                                  ------------     ------------
          Total liabilities.....................................     4,242,066        6,792,027
                                                                  ------------     ------------
Minority Interest in the Venture................................    32,675,691       31,742,095
                                                                  ------------     ------------
Commitments and Contingent Liabilities (Note 5)

Partners' Capital:
  General partners..............................................     2,022,570        1,795,026
  Initial limited partner.......................................         6,641            6,442
  Limited partners (5,424,225 BACs issued and outstanding)......   131,183,168      127,673,672
                                                                  ------------     ------------
          Total partners' capital...............................   133,212,379      129,475,140
                                                                  ------------     ------------
Total Liabilities and Partners' Capital.........................  $170,130,136     $168,009,262
                                                                   ===========      ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                             ------------------------    --------------------------
                                                1995          1994          1995           1994
                                             ----------    ----------    -----------    -----------
Revenue:
  Rental income............................  $5,489,506    $8,791,576    $10,676,004    $10,572,248
  Lease termination rental income (Note
     6)....................................     122,166            --      1,376,228             --
  Interest on zero coupon mortgage note
     receivable............................          --       556,712        614,944      1,113,423
  Interest on mortgage loan receivable.....     153,750       153,750        307,500        307,500
  Interest on short-term investments.......     309,395       243,066        583,590        367,362
                                             ----------    ----------    -----------    -----------
          Total Revenue....................   6,074,817     9,745,104     13,558,266     12,360,533
                                             ----------    ----------    -----------    -----------
Operating Expenses:
  Depreciation.............................     695,635       420,815      1,445,730        889,255
  Real estate operating expenses...........   1,904,547     3,902,864      3,895,674      4,198,395
  Real estate taxes........................     626,292     1,088,218      1,237,515      1,308,866
  Property management fees (Note 3)........     150,789       158,691        258,734        196,708
  Amortization.............................      67,063        67,062        134,125        134,125
  General and administrative, including
     $601,664 and $505,199 at June 30, 1995
     and 1994 respectively, to affiliates
     (Note 3)..............................     335,353       389,134        702,019        670,905
                                             ----------    ----------    -----------    -----------
          Total Operating Expenses.........   3,779,679     6,026,784      7,673,797      7,398,254
                                             ----------    ----------    -----------    -----------
Income Before Minority Interest............   2,295,138     3,718,320      5,884,469      4,962,279
Minority Interest in Net Income of
  Consolidated Venture.....................    (534,114)     (831,139)    (1,333,596)    (1,144,890)
                                             ----------    ----------    -----------    -----------
Net Income.................................  $1,761,024    $2,887,181    $ 4,550,873    $ 3,817,389
                                              =========     =========     ==========     ==========
Allocation of Net Income:
  General partners.........................  $   88,051    $  144,360    $   227,544    $   190,870
  Initial limited partner..................          77           123            199            164
  Limited partners.........................   1,672,896     2,742,698      4,323,130      3,626,355
                                             ----------    ----------    -----------    -----------
          Total............................  $1,761,024    $2,887,181    $ 4,550,873    $ 3,817,389
                                              =========     =========     ==========     ==========
Net Income Per Limited Partner BAC.........  $     0.31    $     0.51    $      0.80    $      0.67
                                              =========     =========     ==========     ==========
Weighted Average BACs Outstanding..........   5,424,225     5,424,225      5,424,225      5,424,225
                                              =========     =========     ==========     ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1994.....................  $1,795,026   $ 6,442   $127,673,672   $129,475,140
Net income.....................................     227,544       199      4,323,130      4,550,873
Distributions declared.........................          --        --       (813,634)      (813,634)
                                                 ----------   -------   ------------   ------------
Balance, June 30, 1995.........................  $2,022,570   $ 6,641   $131,183,168   $133,212,379
                                                  =========    ======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                 JUNE 30,      JUNE 30,
                                                                                   1995          1994
                                                                                -----------   -----------
Cash Flows From Operating Activities:
  Tenant rentals received.....................................................  $11,927,335   $ 3,541,867
  Interest received...........................................................      835,144       635,699
                                                                                -----------   -----------
  Cash received from operations...............................................   12,762,479     4,177,566
  Cash paid for operating activities..........................................   (6,006,256)   (1,747,764)
  Cash distributions to Minority Interest.....................................     (400,000)     (135,637)
                                                                                -----------   -----------
Net Cash Provided By Operating Activities.....................................    6,356,223     2,294,165
                                                                                -----------   -----------
Cash Flows From Investing Activities:
  Purchases and additions to rental properties................................   (5,832,942)     (807,299)
                                                                                -----------   -----------
Net Cash Used in Investing Activities.........................................   (5,832,942)     (807,299)
                                                                                -----------   -----------
Cash Flows From Financing Activities:
  Cash distributions to limited partners......................................     (813,671)     (542,448)
                                                                                -----------   -----------
Net Cash Used in Financing Activities.........................................     (813,671)     (542,448)
                                                                                -----------   -----------
Net (Decrease) Increase in Cash And Short-Term Investments....................     (290,390)      944,418
Cash And Short-Term Investments At Beginning Of Period........................   21,538,416    21,825,747
                                                                                -----------   -----------
Cash And Short-Term Investments At End Of Period..............................  $21,248,026   $22,770,165
                                                                                ============  ============
Reconciliation Of Net Income To Net Cash Provided By Operating Activities:
  Net Income..................................................................  $ 4,550,873   $ 3,817,389
                                                                                -----------   -----------
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization and depreciation...............................................    1,579,855     1,023,380
  Minority Interest in Venture operations.....................................    1,333,596     1,144,890
  Cash distributions to Minority Interest.....................................     (400,000)     (135,637)
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage note receivable..................     (614,944)   (1,113,423)
    Rental income receivable..................................................     (194,702)   (2,422,190)
    Deferred rent concessions.................................................     (159,190)      (57,342)
    Interest income receivable................................................      (55,946)        4,720
    Other assets..............................................................      392,644        11,018
  Changes in liabilities increase (decrease):
    Accrued liabilities.......................................................     (301,011)      (77,811)
    Tenant security deposits and unearned rent................................      228,996       122,197
    Due to affiliates.........................................................       (3,948)      (23,026)
                                                                                -----------   -----------
         Total adjustments....................................................    1,805,350    (1,523,224)
                                                                                -----------   -----------
Net Cash Flow Provided By Operating Activities................................  $ 6,356,223   $ 2,294,165
                                                                                ============  ============

SUPPLEMENTAL INFORMATION REGARDING NONCASH OPERATING ACTIVITIES

     The Northland foreclosure transaction in 1994 resulted in income and expenses of $7,102,879 and $4,566,734 respectively. This activity was recorded as a receivable and was included in rental income receivable at June 30, 1994.

     A note receivable of $150,194 and an offsetting reserve of the same amount was established in 1994 due to doubtful collections from a tenant who had vacated a property.

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)

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

     The Venture owns 71.66% of Northland Center which is located in Southfield, Michigan. Equitable owns the remaining 28.34%. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (UNAUDITED)

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

  Accounting for Impairment of a Loan

     As of January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended. The Partnership measures impairment of the zero coupon mortgage note receivable and the mortgage loan receivable based upon the fair value of the underlying collateral. If the Venture's portion of the fair value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. Interest income on the zero coupon mortgage note receivable is recognized to the extent that the accreted value of the note does not exceed the value of the underlying collateral. Interest income on the mortgage loan receivable is recognized as earned. Neither the zero coupon mortgage note receivable nor the mortgage loan receivable is considered impaired as of June 30, 1995.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the June 1995 presentation.

3. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1995 and December 31, 1994 the accrued balance of these fees and reimbursements totaled $601,670 and $605,618, respectively. For each of the six month periods ended June 30, 1995 and 1994, the expense for these recurring fees totaled $601,664 and $505,199, respectively. These amounts are included in the statements of operations as components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $229,364 and $43,271 for the six months ended June 30, 1995 and 1994, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (UNAUDITED)

4. REAL ESTATE INVESTMENTS

  Rental Properties

     As of June 30, 1995, the Partnership's rental properties consist of the following:

                                                                    RENTABLE       PERCENTAGE
                                                                   SQUARE FEET       LEASED
                                                                   -----------     ----------
     OFFICE
     16 and 18 Sentry Park West, Montgomery County,
       Pennsylvania..............................................     190,616           87%
     The Bank of Delaware Building, Wilmington, Delaware.........     314,313           55%
     INDUSTRIAL
     1200 Whipple Road, Union City, California...................     257,500          100%
     701 Maple Lane and 733 Maple Lane, Bensenville, Illinois....      81,750          100%
     7550 Plaza Court, Willowbrook, Illinois.....................      49,500          100%
     800 Hollywood Avenue, Itasca, Illinois......................      50,337          100%
     1850 Westfork Drive, Lithia Springs, Georgia................     103,505          100%
     1345 Doolittle Drive, San Leandro, California...............     326,414          100%
     RETAIL
     Richland Mall, Richland Township, Pennsylvania..............     182,507           88%
     Northland Center, Southfield, Michigan......................   1,358,372           87%

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

     Management discontinued the accrual of interest on the Brookdale note beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. Midwest defaulted on its obligation to repay the Brookdale Note in full when it matured on June 30, 1995. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Until July 22, 1994, the Venture also held a 71.66% participation interest in a zero coupon mortgage note on Northland Center which is located outside of Detroit, Michigan. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (UNAUDITED)

portion of the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

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

     In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable have also commenced a renovation program at Northland Center. The construction costs of the renovations are expected to be approximately $12.0 million, of which the Venture's share is expected to be approximately $8.6 million. As of June 30, 1995, approximately $11.0 million of these costs had been expended, of which the Venture's share was approximately $7.9 million. Approximately $392,000 in capital costs have been accrued but not paid as of June 30, 1995 of which the Venture's share is approximately $281,000.

  Mortgage Loans Receivable

     In 1988, the Venture and Equitable jointly invested in a $28,000,000 nonrecourse first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut general partnership. The Venture, Equitable and Second Merritt Seven Joint Venture agreed to a $21,000,000 payoff of the loan by Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during the first and third quarters of 1993 to reflect the diminution in value of the underlying security for the loan. In receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a pay-off was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (UNAUDITED)

     In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

     In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to Three Hundred Delaware Avenue Associates. This loan was collateralized by The Bank of Delaware Building, a seventeen-story office building located in Wilmington, Delaware. The loan was bearing interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The mortgagor defaulted on the mortgage loan and the Venture accounted for this transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building. In the third quarter, 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building to the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account which reduced the loss on the transaction to approximately $380,000.

5. GUARANTY AGREEMENT

     EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in the Partnership Agreement, calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves, as defined in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1995, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 1995 is limited to $248,040,714, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders totaled $108,484,500. As of June 30, 1995, the cumulative 9.75% simple annual return was $76,697,012. As of June 30, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $14,439,271, of which $11,662,084 is attributable to income from operations and $2,777,187 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. A distribution of capital proceeds in the amount of $813,634 was declared on June 30, 1995. To the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (UNAUDITED)

extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor.

6. LEASE TERMINATION INCOME

     Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment received in 1995 was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement. The Partnership recognized these proceeds as lease termination income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

  Liquidity and Capital Resources

     As of June 30, 1995, the Partnership had cash and short-term investments of approximately $1.8 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at June 30, 1995, the Venture, in which the Partnership owns an 80% interest, had approximately $19.4 million in short-term investments. These funds are intended to be utilized primarily to fund the remainder of the Northland Center renovation program, to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements.

     Management is nearing the completion of an enhancement/stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.0 million over the next three years, of which $2.0 million is expected to be incurred in 1995 and $1.0 million is expected to be incurred in each of the years 1996 and 1997. Included in the estimated $4.0 million of expenditures related to The Bank of Delaware renovation program is approximately $2.1 million for asbestos abatement expected to be incurred evenly over the next three years. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

     Cash received from tenant-related revenues for the six months ended June 30, 1995 increased approximately $8.4 million in comparison to the same period last year. This increase is primarily attributable to operating cash flows from Northland Center and The Bank of Delaware Building for the six month period ended June 30, 1995 of approximately $7.2 million and $800,000, respectively. Cash attributable to the operations of Northland Center and The Bank of Delaware Building for the six month period ended June 30, 1994 was not received until the deed in lieu of foreclosure transactions were consummated on July 22, 1994 and November 15, 1994, respectively. The remainder of this increase is due to a decrease in rental income receivable.

     Interest received for the six month period ended June 30, 1995 did not change significantly compared to interest received for the six month period ended June 30, 1994.

     Cash paid for operating activities for the six months ended June 30, 1995 increased approximately $4.3 million in comparison to the same period last year. This change is primarily due to operating cash outflows at Northland Center and The Bank of Delaware Building for the six months ended June 30, 1995 of approximately $3.8 million and $600,000, respectively. No cash was paid for operating activities relating to Northland Center or The Bank of Delaware Building during the six months ended June 30, 1994 due to the fact that the deed in lieu of foreclosure transactions were not consummated until July 22, 1994 and November 15, 1994, respectively. This increase is offset by an increase in accrued operating expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Financial Condition

     The decrease in liabilities of approximately $2.6 million at June 30, 1995, as compared to December 31, 1994, is attributable to payment of approximately $2.6 million in accrued construction costs at Northland Center.

  Results of Operations

     Decreases in income and expenses for the second quarter of 1995 as compared to the second quarter of 1994 are largely attributable to Northland Center. Northland Center was accounted for as an in-substance foreclosure at December 31, 1993. As such, the income and expenses of Northland Center should have been included in income beginning January 1994. Reliable estimates were not available until the second quarter of 1994. Therefore, the recording of the operating activity for Northland Center was delayed until the second quarter of 1994. At that time, six months of activity was recorded.

     Rental income for the three months ended June 30, 1995 was $5,489,506 compared to $8,791,576 for the three months ended June 30, 1994. This decrease is primarily a result of the fact that $7,058,992 of income, representing six months of activity at Northland Center, was recorded at the end of the second quarter of 1994. Of that amount, $3,438,032 was attributable to the first quarter of 1994. Rental income for the six months ended June 30, 1995 did not change significantly compared to rental income for the six months ended June 30, 1994.

     Lease termination rental income was $122,166 for the three months ended June 30, 1995 compared to $0 for the same period in 1994. This income was due to the receipt of a $115,000 lease termination payment from Kinney Shoes, a tenant at Richland Mall, and a $7,166 lease termination payment from Sunday's Best, a tenant at Northland Center. Lease termination rental income was $1,376,228 for the six months ended June 30, 1995 compared to $0 for the same period in 1994. This income was primarily a result of the receipt of $1,254,062 pursuant to an agreement between Kohl's Department Store and the Venture regarding the termination of Kohl's lease.

     Interest on the zero coupon mortgage note receivable for the three months and six months ended June 30, 1995 decreased compared to the same periods in the prior year. This decrease is primarily a result of the non-accrual of interest, commencing April 1, 1995, on the Brookdale zero coupon mortgage note.

     Interest on short-term investments for the three months and six months ended June 30, 1995 increased over the same periods last year primarily as a result of an increase in interest rates.

     Depreciation for the three months ended June 30, 1995 was $695,635 compared to $420,815 for the three months ended June 30, 1994. Depreciation for the six months ended June 30, 1995 was $1,445,730 compared to $889,255 for the six months ended June 30, 1994. The increase for the three months and six months ended June 30, 1995 is primarily due to an increase in the Partnership's investment in rental properties resulting from the transfers of Northland Center and The Bank of Delaware Building to the Venture by deeds in lieu of foreclosure. The Partnership did not begin depreciating these properties until the deed in lieu of foreclosure transactions were consummated on July 22, 1994 and November 15, 1994, respectively.

     Real estate operating expenses for the three months ended June 30, 1995 were $1,904,547 compared to $3,902,864 for the three months ended June 30, 1994. This decrease is primarily a result of the fact that

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

$3,582,164 of operating expenses, representing six months of activity at Northland Center, was recorded at the end of the second quarter of 1994. Of that amount, $1,714,600 was attributable to the first quarter of 1994. Real estate operating expenses for the six months ended June 30, 1995 did not change significantly compared to real estate operating expenses for the six months ended June 30, 1994.

     Real estate taxes for the three months ended June 30, 1995 were $626,292 compared to $1,088,218 for the three months ended June 30, 1994. This decrease is primarily a result of recording $868,377 of real estate taxes, representing six months of activity at Northland Center, at the end of the second quarter of 1994. Of that amount, $435,860 was attributable to the first quarter of 1994. Real estate taxes for the six month period ended June 30, 1995 did not change significantly compared to the six month period ended June 30, 1994.

     Property management fees for the three months ended June 30, 1995 remained approximately the same compared to the same period last year. Property management fees for the six months ended June 30, 1995 were $258,734 compared to $196,708 for the six months ended June 30, 1994. This increase is primarily due to approximately $50,000 of extra fees resulting from the receipt of the lease termination payment from Kohl's Department Store.

     Amortization for the three months and six months ended June 30, 1995 was relatively unchanged compared to the same periods in the prior year.

     General and administrative expenses for the three months and six months ended June 30, 1995 did not change significantly compared to the same periods in 1994.

     The percentage of leased space at the Venture's properties at June 30, 1995 decreased slightly to 87.6% from the percentage of leased space at December 31, 1994 of 87.8%.

     The zero coupon mortgage note (the "Note") secured by the Brookdale Center matured on June 30, 1995 and Midwest Real Estate Shopping Center L.P. ("Midwest"), the owner of Brookdale Center (formerly Equitable Real Estate Shopping Centers, L.P.), defaulted on its obligation to repay the Note in full. The Venture's portion of the entire amount of principal and accrued interest due on the maturity date, June 30, 1995, totaled $25,345,353. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. As previously reported, Midwest is currently attempting to sell Brookdale Center. At December 31, 1994, Midwest reduced the carrying value of the Center by $9,068,553 to the Center's estimated fair market value of $35,072,000, as determined by a third party appraiser. Beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Note as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. The Venture's share of the Note plus accrued interest at that time was $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral was $25,132,840.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

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

     Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable, and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BAC's, the operation of Midwest, and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.

ITEM 2.  CHANGES IN SECURITIES

     Response: None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Response: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Response: None

ITEM 5.  OTHER INFORMATION

     Response: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Response:

        a) Exhibits

             27 Financial Data Schedule (for SEC filing purposes only)

        b) Reports

             Current Report on Form 8-K of the Partnership dated June 30, 1995.

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

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By:  EREIM Managers Corp.
                                             Managing General Partner

                                          By: /s/  Patricia C. Snedeker

                                            ------------------------------------
                                            Patricia C. Snedeker
                                            Vice President, Controller
                                              and Treasurer
                                              (Principal Accounting Officer)

Dated: August 14, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
27                          Financial Data Schedule (for SEC filing purposes only)