Form 10-Q
period 1995-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1995-11-14
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q
                                   ---------




        (Mark One)

               [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934.



             For the quarterly period ended   September 30, 1995
                                              ------------------


                                       OR



               [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934.



For the transition period from                        to
                               -----------------------   ----------------------


                       Commission file number     0-17684
                                                -----------


                      ML/EQ Real Estate Portfolio, L.P.
----------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)



           Delaware                                 58-1739523
----------------------------------------------------------------------------
    (State of Organization)           (I.R.S. Employer Identification No.)



         1150 Lake Hearn Dr; Atlanta, Georgia            30342-1522
   ----------------------------------------------------------------------
       (Address of principal executive office)           (Zip Code)



(Registrant's telephone number, including area code)    (404) 239-5002
                                                     --------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X         No
                                         -----------       ------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.



                                    CONTENTS





PART  I - FINANCIAL INFORMATION



              Item 1 - Financial statements:



                            Consolidated balance sheets at September 30, 1995
                             and December 31, 1994
                            Consolidated statements of operations for the
                             three and nine months ended September 30, 1995 and 1994
                            Consolidated statement of partners' capital for
                             the nine months ended September 30, 1995
                            Consolidated statements of cash flows for the nine
                             months ended September 30, 1995 and 1994
                            Notes to consolidated financial statements

              Item 2 - Management's Discussion and Analysis of Financial
                            Condition and Results of Operations



PART II - OTHER INFORMATION

              Items 1 through 6
              Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1995            1994
                                                                    -------------   ------------
                                             ASSETS
Real Estate Investments (Note 4):
  Rental properties...............................................  $ 123,806,892   $119,650,903
  Less accumulated depreciation...................................    (11,885,696)    (9,875,416)
                                                                    -------------   ------------
     Net rental properties........................................    111,921,196    109,775,487
  Zero coupon mortgage note receivable, net of valuation allowance
     of $3,232,210 in 1995........................................     21,498,199     24,115,465
  Mortgage loan receivable........................................      6,000,000      6,000,000
                                                                    -------------   ------------
          Total real estate investments...........................    139,419,395    139,890,952
                                                                    -------------   ------------
Other Assets:
  Cash and short-term investments.................................     20,143,375     21,538,416
  Rental income receivable........................................      2,634,163      1,996,909
  Deferred rent concessions.......................................      1,962,352      1,752,428
  Guaranty fee, net of accumulated amortization of $1,797,897 in
     1995 and $1,596,709 in 1994 (Notes 3 and 5)..................      1,944,818      2,146,006
  Interest income receivable......................................        143,111         84,521
  Other...........................................................        938,755        600,030
                                                                    -------------   ------------
          Total other assets......................................     27,766,574     28,118,310
                                                                    -------------   ------------
          Total Assets............................................  $ 167,185,969   $168,009,262
                                                                      ===========    ===========
                               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accrued liabilities.............................................  $   1,706,591   $  1,938,448
  Security deposits and unearned rent.............................        806,686        486,284
  Accrued capital expenditures....................................        498,016      2,948,006
  Due to affiliates (Note 3)......................................        305,156        605,618
  Distributions declared..........................................             --        813,671
                                                                    -------------   ------------
          Total liabilities.......................................      3,316,449      6,792,027
                                                                    -------------   ------------
Minority Interest in the Venture..................................     32,046,890     31,742,095
                                                                    -------------   ------------
Commitments and Contingent Liabilities (Note 5)
Partners' Capital:
  General partners................................................      1,953,082      1,795,026
  Initial limited partner.........................................          6,580          6,442
  Limited partners (5,424,225 BACs issued and outstanding)........    129,862,968    127,673,672
                                                                    -------------   ------------
          Total partners' capital.................................    131,822,630    129,475,140
                                                                    -------------   ------------
          Total Liabilities and Partners' Capital.................  $ 167,185,969   $168,009,262
                                                                      ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1995         1994         1995          1994
                                                ----------   ----------   -----------   -----------
Revenue:
Rental income.................................  $4,944,210   $5,195,847   $15,620,214   $15,768,095
Lease termination rental income (Note 6)......     111,205           --     1,487,433            --
Interest on zero coupon mortgage note
  receivable..................................          --      585,104       614,944     1,698,527
Interest on mortgage loan receivable..........     153,750      153,750       461,250       461,250
Interest on short-term investments............     289,381      241,812       872,971       609,174
                                                ----------   ----------   -----------   -----------
          Total Revenue.......................   5,498,546    6,176,513    19,056,812    18,537,046
                                                ----------   ----------   -----------   -----------
Operating Expenses:
Depreciation..................................     745,203      623,000     2,190,933     1,512,255
Real estate operating expenses................   2,061,109    2,146,939     5,956,783     6,345,334
Real estate taxes.............................     586,559      664,610     1,824,074     1,973,476
Property management fees (Note 3).............     114,908       95,860       373,642       292,568
Amortization..................................      67,063       67,063       201,188       201,188
General and administrative, including $906,814
  and $807,065 at September 30, 1995 and 1994,
  respectively, to affiliates (Note 3)........     335,043      434,081     1,037,062     1,104,986
Provision for impairment on zero coupon
  mortgage (Note 4)...........................   3,232,210           --     3,232,210            --
Loss on write-down of other real estate assets
  (Note 4)....................................          --    1,000,000            --     1,000,000
                                                ----------   ----------   -----------   -----------
          Total Operating Expenses............   7,142,095    5,031,553    14,815,892    12,429,807
                                                ----------   ----------   -----------   -----------
Income (Loss) Before Minority Interest........  (1,643,549)   1,144,960     4,240,920     6,107,239
Minority Interest in Net (Income) loss of
  Consolidated Venture........................     253,800     (321,856)    1,079,796    (1,466,746)
                                                ----------   ----------   -----------   -----------
Net Income (Loss).............................  $(1,389,749) $  823,104   $ 3,161,124   $ 4,640,493
                                                 =========    =========    ==========    ==========
Allocation of Net Income (Loss):
     General partners.........................  $  (69,488)  $   41,155   $   158,056   $   232,025
     Initial limited partner..................         (61)          37           138           201
     Limited partners.........................  (1,320,200)     781,912     3,002,930     4,408,267
                                                ----------   ----------   -----------   -----------
          Total...............................  $1,389,749   $  823,104   $ 3,161,124   $ 4,640,493
                                                 =========    =========    ==========    ==========
Net Income (Loss) Per Limited Partner BAC.....  $    (0.24)  $     0.14   $      0.55   $      0.81
Weighted Average BACs Outstanding.............   5,424,225    5,424,225     5,424,225     5,424,225
                                                 =========    =========    ==========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                                          INITIAL
                                            GENERAL       LIMITED      LIMITED
                                            PARTNERS      PARTNER      PARTNERS          TOTAL
                                           ----------     ------     ------------     ------------
Balance, December 31, 1994.............    $1,795,026     $6,442     $127,673,672     $129,475,140
Net income.............................       158,056        138        3,002,930        3,161,124
Distributions..........................            --         --         (813,634)        (813,634)
                                           ----------     ------     ------------     ------------
Balance, September 30, 1995............    $1,953,082     $6,580     $129,862,968     $131,822,630
                                            =========     ======      ===========      ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                     --------------------------
                                                                         1995          1994
                                                                     ------------   -----------
Cash Flows From Operating Activities:
  Tenant rentals received..........................................  $ 16,580,871   $13,250,160
  Interest received................................................     1,275,631     1,123,928
                                                                     ------------   -----------
  Cash received from operations....................................    17,856,502    14,374,088
  Cash paid for operating activities...............................   (10,062,605)   (7,776,009)
  Cash distributions to Minority Interest..........................      (775,000)     (271,249)
                                                                     ------------   -----------
Net Cash Provided by Operating Activities..........................     7,018,897     6,326,830
                                                                     ------------   -----------
Cash Flows From Investing Activities:
  Purchases and additions to rental properties.....................    (6,786,633)   (6,804,266)
                                                                     ------------   -----------
Net Cash Used in Investing Activities..............................    (6,786,633)   (6,804,266)
                                                                     ------------   -----------
Cash Flows From Financing Activities:
  Cash distributions to limited partners...........................    (1,627,305)   (1,084,896)
                                                                     ------------   -----------
Net Cash Used in Financing Activities..............................    (1,627,305)   (1,084,896)
                                                                     ------------   -----------
Net Decrease in Cash and Short-Term Investments....................    (1,395,041)   (1,562,332)
Cash and Short-Term Investments at Beginning of Period.............    21,538,416    21,825,747
                                                                     ------------   -----------
Cash and Short-Term Investments at End of Period...................  $ 20,143,375   $20,263,415
                                                                      ===========    ==========
Reconciliation of Net Income to Net Cash Provided by Operating
  Activities:
  Net income.......................................................  $  3,161,124   $ 4,640,493
                                                                     ------------   -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation.................................     2,392,121     1,713,443
     Provision for impairment on zero coupon mortgage..............     3,232,210            --
     Loss on write-down of other real estate assets................            --     1,000,000
     Minority Interest in Venture operations.......................     1,079,796     1,466,746
     Cash distributions to Minority Interest.......................      (775,000)     (271,249)
     Changes in assets (increase) decrease:
       Interest accrual on zero coupon mortgage note receivable....      (614,944)   (1,698,527)
       Rental income receivable....................................      (637,254)   (3,014,728)
       Deferred rent concessions...................................      (209,924)      (72,224)
       Interest income receivable..................................       (58,590)       53,504
       Other assets................................................      (338,725)     (723,598)
     Changes in liabilities increase (decrease):
       Accrued liabilities.........................................      (231,857)    2,890,305
       Tenant security deposits and unearned rent..................       320,402       569,017
       Due to affiliates...........................................      (300,462)     (226,352)
                                                                     ------------   -----------
          Total adjustments........................................     3,857,773     1,686,337
                                                                     ------------   -----------
Net Cash Flow Provided by Operating Activities.....................  $  7,018,897   $ 6,326,830
                                                                      ===========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

1. ORGANIZATION

     ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 22, 1986. The Partnership was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed rate mortgage loans through a joint venture, EML Associates (the "Venture"). The Venture was formed on March 10, 1988, with EREIM LP Associates, an affiliate of The Equitable Life Assurance Society of the United States ("Equitable"). The Partnership owns an 80% interest in the Venture.

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

  Accounting for Impairment of a Loan

     As of January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended. The Partnership measures impairment of the zero coupon mortgage note receivable and mortgage loan receivable based upon the fair value of the underlying collateral. If the Venture's portion of the fair value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. Interest income on the zero coupon mortgage note receivable is recognized to the extent that the accreted value of the note does not exceed the value of the underlying collateral. Interest income on the mortgage loan receivable is recognized as earned. As of September 30, 1995, the Venture created a valuation allowance of $3,232,210 for the zero coupon mortgage note (see Note 4). The mortgage loan receivable is not considered impaired as of September 30, 1995.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the September 1995 presentation.

3. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1995, and December 31, 1994, the accrued balance of these fees and reimbursements totaled $305,156 and $605,618, respectively. For each of the nine month periods ended September 30, 1995 and 1994, the expense for these recurring fees totaled $906,814 and $807,065, respectively. These amounts are included in the statements of operations as components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $324,112 and $85,551 for the nine months ended September 30, 1995 and 1994, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

4. REAL ESTATE INVESTMENTS

  Rental Properties

     As of September 30, 1995, the Partnership's rental properties consist of the following:

                                                                   RENTABLE     PERCENTAGE
                                                                  SQUARE FEET     LEASED
                                                                  -----------   ----------
    OFFICE
    16 and 18 Sentry Park West, Montgomery County,
      Pennsylvania..............................................    190,616          80%
    The Bank of Delaware Building, Wilmington, Delaware.........    314,313          56%
    INDUSTRIAL
    1200 Whipple Road, Union City, California...................    257,500         100%
    701 Maple Lane and 733 Maple Lane, Bensenville, Illinois....     81,750         100%
    7550 Plaza Court, Willowbrook, Illinois.....................     49,500         100%
    800 Hollywood Avenue, Itasca, Illinois......................     50,337         100%
    1850 Westfork Drive, Lithia Springs, Georgia................    103,505         100%
    1345 Doolittle Drive, San Leandro, California...............    326,414         100%
    RETAIL
    Richland Mall, Richland Township, Pennsylvania..............    182,507          88%
    Northland Center, Southfield, Michigan......................  1,358,372          87%

  Zero Coupon Mortgage Notes Receivable

     The Venture holds a 71.66% participation interest in a zero coupon mortgage note. The property that secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note has an implicit interest rate of 10.2% compounded semiannually, and it matured on June 30, 1995. The face amount of the note is $35,368,572, and the Venture's portion of the entire amount of principal and accrued interest at maturity totaled $25,345,353.

     The accrual of interest relating to the Brookdale note was discontinued on the Venture's books beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. The Venture's share of the note plus accrued interest at that time was $24,730,409. Midwest defaulted on its obligation to repay the Brookdale Note in full when it matured on June 30, 1995. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A recently completed internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage.

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

     The accrual of interest relating to the Northland note was discontinued on the Venture's books during the quarter ended June 30, 1993, as the accreted value of the mortgage approximated the underlying value of the Northland Center. The Northland mortgage note was accounted for as an in-substance foreclosure at December 31, 1993, and the zero coupon mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31,1993 to record Northland Center at its fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center (see below).

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

     In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable also commenced a renovation program at Northland Center. The renovations were completed during the second quarter of 1995 at a total cost of approximately $11.0 million, of which the Venture's share is approximately $7.9 million.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to Three Hundred Delaware Avenue Associates. This loan was collateralized by the Bank of Delaware Building, a seventeen-story office building located in Wilmington, Delaware. The loan was bearing interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The mortgagor defaulted on the mortgage loan and the Venture accounted for this transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building. In the third quarter of 1994, the Venture recognized a loss of $1,000,000 due to valuing the Bank of Delaware Building to the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to the Bank of Delaware Building by a deed in lieu of foreclosure. Accordingly, the Bank of Delaware Building was reclassified from other real estate assets to rental properties. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account which reduced the loss on the transaction to approximately $380,000.

5. GUARANTY AGREEMENT

     EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1995, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 1995 is limited to $246,666,599, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Capital contributions by the BAC Holders totaled $108,484,500. As of September 30, 1995, the cumulative 9.75% simple annual return was $79,288,285. As of September 30, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

  Liquidity and Capital Resources

     As of September 30, 1995, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition at September 30, 1995, the Venture, in which the Partnership owns an 80% interest, had approximately $18.1 million in cash and short term investments. These funds are intended to be utilized primarily to fund the renovation work expected on the Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale zero coupon mortgage note, including costs of legal action as well as improvements deemed to be necessary in the event a foreclosure is effected.

     Management has established an enhancement/stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.9 million is expected to be incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.1 million is expected to be incurred in 1997. As of September 30, 1995, approximately $340,000 of these costs had been expended. Approximately $50,000 in capital costs have been accrued but not paid as of September 30, 1995. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

     Cash received from tenant-related revenues for the nine months ended September 30, 1995, increased approximately $3.3 million in comparison to the same period last year. The increase is due in part to an agreement between Kohl's Department Stores, Inc. ("Kohl's") and the Venture regarding the termination of Kohl's lease which resulted in the receipt of approximately $1.8 million, of which the Venture's portion was approximately $1.3 million. Also contributing to the increase is approximately $1.1 million in operating cash flows from the Bank of Delaware Building for the nine month period ended September 30, 1995. A comparable cash flow was not received in the nine month period ended September 30, 1994, as the deed in lieu of foreclosure on the Bank of Delaware Building was not consummated until November 15, 1994. The remainder of the increase, approximately $900,000, is due to a delay in the receipt of cash from Northland Center as a result of the July 22, 1994, deed in lieu of foreclosure.

     Interest received for the nine month period ended September 30, 1995, did not change significantly compared to interest received for the nine month period ended September 30, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Cash paid for operating activities for the nine months ended September 30, 1995, increased approximately $2.3 million in comparison to the same period last year. The majority of the increase, approximately $1.3 million, is due to a decrease in accrued operating expenses attributable to Northland Center during the transition between property managers. The remainder of the increase is due to approximately $869,000 of operating cash outflows at the Bank of Delaware Building during the nine months ended September 30, 1995. Comparable cash outflows were not incurred in the nine month period ended September 30, 1994, as the deed in lieu of foreclosure on the Bank of Delaware was not consummated until November 15, 1994.

  Financial Condition

     The decrease in liabilities of approximately $3.5 million at September 30, 1995, as compared to December 31, 1994, is attributable to the payment of approximately $2.6 million in accrued construction costs at Northland Center, the payment of semiannual distributions of $813,671 declared as of December 1994 and paid in February 1995, and the semiannual payment of fees to affiliates of approximately $591,000. This decrease is offset by the accrual of approximately $305,000 of fees due to affiliates for the third quarter of 1995 and an increase in unearned rent at Northland Center of approximately $260,000.

  Results of Operations

     Rental income for the three months ended September 30, 1995, decreased approximately $250,000 compared to the three months ended September 30, 1994. Rental income decreased approximately $833,000 due to decreased occupancy at Northland Center. This decrease is offset by approximately $351,000 of rental income for the three months ended September 30, 1995 from the Bank of Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. The decrease is also offset by an increase in rental income of approximately $194,000 due to increased occupancy at 701 and 733 Maple Lane and 16 and 18 Sentry Park West. Rental income for the nine months ended September 30, 1995, did not change significantly compared to the same periods in 1994.

     Lease termination rental income for the three months ended September 30, 1995, increased approximately $111,000 compared to the same period in 1994 primarily due to the receipt of $150,000, of which the Venture's portion was approximately $108,000, as a lease termination payment from Father and Sons Shoe Store Co., a tenant at Northland Center. Lease termination rental income for the nine months ended September 30, 1995, increased approximately $1.5 million compared to the same period in 1994 primarily due to the receipt of approximately $1.8 million, of which the Venture's portion was approximately $1.3 million, pursuant to the agreement between Kohl's Department Store and the Venture regarding the termination of Kohl's lease at Northland Center.

     Interest on the zero coupon mortgage note receivable for the three months and nine months ended September 30, 1995, decreased approximately $585,000 and $1.1 million, respectively, compared to the same periods in the prior year. The decrease is a result of the non-accrual of interest, commencing April 1, 1995, on the Brookdale zero coupon mortgage note.

     Interest on the mortgage loan receivable for the three months and nine months ended September 30, 1995, was unchanged compared to the same periods in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Interest on short-term investments for the three month period ended September 30, 1995, did not change significantly compared to the same period in 1994. Interest on short-term investments for the nine month period ended September 30, 1995, increased approximately $264,000 over the same period last year primarily as a result of an increase in interest rates.

     Depreciation for the three and nine months ended September 30, 1995, increased approximately $122,000 and $680,000, respectively, compared to the three and nine months ended September 30, 1994. The increase is primarily due to an increase in the Partnership's investment in rental properties resulting from the transfers of Northland Center and the Bank of Delaware Building to the Venture by separate deed in lieu of foreclosure transactions. The Partnership did not begin depreciating these properties until the deed in lieu of foreclosure transactions were consummated on July 22, 1994, and November 15, 1994, respectively.

     Real estate operating expenses and real estate taxes for the three months and nine months ended September 30, 1995, did not change significantly compared to the same periods in 1994.

     Property management fees for the three month period ended September 30, 1995, did not change significantly compared to the three month period ended September 30, 1994. Property management fees for the nine month period ended September 30, 1995, increased approximately $80,000 primarily due to extra fees resulting from the receipt, in the second quarter of 1995, of the lease termination payment from Kohl's Department Store.

     Amortization for the three months and nine months ended September 30, 1995, was relatively unchanged compared to the same periods in the prior year.

     General and administrative expenses for the three months ended September 30, 1995, decreased approximately $99,000 compared to the three months ended September 30, 1994, primarily because during the third quarter of 1994 the Partnership incurred approximately $80,000 of professional fees in connection with the July 22, 1994, transfer of Northland Center by deed in lieu of foreclosure. General and administrative expenses for the nine months ended September 30, 1995, did not change significantly compared to the same period in 1994.

     During the third quarter of 1994, the Venture recognized a loss of $1.0 million due to valuing the Bank of Delaware Building to the estimated fair market value. A comparative loss has not been recognized for the three or nine month period ended September 30, 1995.

     The percentage of leased space at the Venture's properties at September 30, 1995, decreased slightly to 87.1% from the percentage of leased space at December 31, 1994, of 87.8%.

     The zero coupon mortgage note (the "Note") secured by the Brookdale Center matured on June 30, 1995 and Midwest Real Estate Shopping Center L.P. ("Midwest"), the owner of Brookdale Center (formerly Equitable Real Estate Shopping Centers, L.P.), defaulted on its obligation to repay the Note in full. The Venture's portion of the entire amount of principal and accrued interest due on the maturity date, June 30, 1995, totaled $25,345,353. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. As previously reported, Midwest is currently attempting to sell Brookdale Center. The date set for foreclosure is December 12, 1995. However, the parties are continuing to discuss the matter, and that date may be extended. At December 31, 1994, Midwest reduced the carrying value of the Center by $9,068,553 to the Center's

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

estimated fair market value of $35,072,000, as determined by a third party appraiser. Beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Note as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. The Venture's share of the Note plus accrued interest at that time was $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral was $25,132,840. A recently completed internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage.

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

        Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable, and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest, and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.



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





                                        ML/EQ Real Estate Portfolio, L.P.



                                        By:     EREIM Managers Corp.
                                                Managing General Partner





                                        By:  /s/ Patricia C. Snedeker
                                             ------------------------------
                                                Patricia C. Snedeker
                                                Vice President, Controller
                                                   and Treasurer
                                                (Principal Accounting Officer)





Dated: November 14, 1995

                                EXHIBIT INDEX





Exhibit No.                            Description
-----------              -------------------------------------------------------
   27                    Financial Data Schedule (for SEC filing purposes only)