Form 10-Q/A
period 1995-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1995-11-29
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                 FORM 10-Q/A
                                 -----------




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




PART II - OTHER INFORMATION


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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1995         1994         1995          1994
                                                ----------   ----------   -----------   -----------
Revenue:
Rental income.................................  $4,944,210   $5,195,847   $15,620,214   $15,768,095
Lease termination rental income (Note 6)......     111,205           --     1,487,433            --
Interest on zero coupon mortgage note
  receivable..................................          --      585,104       614,944     1,698,527
Interest on mortgage loan receivable..........     153,750      153,750       461,250       461,250
Interest on short-term investments............     289,381      241,812       872,971       609,174
                                                ----------   ----------   -----------   -----------
          Total Revenue.......................   5,498,546    6,176,513    19,056,812    18,537,046
                                                ----------   ----------   -----------   -----------
Operating Expenses:
Depreciation..................................     745,203      623,000     2,190,933     1,512,255
Real estate operating expenses................   2,061,109    2,146,939     5,956,783     6,345,334
Real estate taxes.............................     586,559      664,610     1,824,074     1,973,476
Property management fees (Note 3).............     114,908       95,860       373,642       292,568
Amortization..................................      67,063       67,063       201,188       201,188
General and administrative, including $906,814
  and $807,065 at September 30, 1995 and 1994,
  respectively, to affiliates (Note 3)........     335,043      434,081     1,037,062     1,104,986
Provision for impairment on zero coupon
  mortgage (Note 4)...........................   3,232,210           --     3,232,210            --
Loss on write-down of other real estate assets
  (Note 4)....................................          --    1,000,000            --     1,000,000
                                                ----------   ----------   -----------   -----------
          Total Operating Expenses............   7,142,095    5,031,553    14,815,892    12,429,807
                                                ----------   ----------   -----------   -----------
Income (Loss) Before Minority Interest........  (1,643,549)   1,144,960     4,240,920     6,107,239
Minority Interest in Net (Income) loss of
  Consolidated Venture........................     253,800     (321,856)   (1,079,796)   (1,466,746)
                                                ----------   ----------   -----------   -----------
Net Income (Loss).............................  $(1,389,749) $  823,104   $ 3,161,124   $ 4,640,493
                                                 =========    =========    ==========    ==========
Allocation of Net Income (Loss):
     General partners.........................  $  (69,488)  $   41,155   $   158,056   $   232,025
     Initial limited partner..................         (61)          37           138           201
     Limited partners.........................  (1,320,200)     781,912     3,002,930     4,408,267
                                                ----------   ----------   -----------   -----------
          Total............................... $(1,389,749)   $  823,104   $ 3,161,124   $ 4,640,493
                                                 =========    =========    ==========    ==========
Net Income (Loss) Per Limited Partner BAC.....  $    (0.24)  $     0.14   $      0.55   $      0.81
Weighted Average BACs Outstanding.............   5,424,225    5,424,225     5,424,225     5,424,225
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

                                   PART II



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





Dated: November 28, 1995