Form 10-K405
period 1995-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1996-04-01
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

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

                                   PART I


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

        Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, developed a concentration of retail real estate investments with the inclusion of the Venture's interest in Northland Center which is located in Southfield, Michigan. Such property was transferred to the Venture and Equitable by a deed-in-lieu of foreclosure on July 22, 1994. The Venture's interest in Northland Center represented approximately 30% and 28% of the real estate investments owned by the Venture as of December 31, 1995 and 1994, respectively, and approximately 54% of total revenues of the Venture in each of the years ended December 31, 1995 and 1994. Combined retail real estate investments represented approximately 53% of real estate investments owned by the Venture as of

December 31, 1995 and 1994, and approximately 66% and 70% of total revenues of the Venture for the years ended December 31, 1995 and 1994, respectively.

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

     At December 31, 1995, the Venture owned ten Properties (one of which consists of two adjacent office buildings) and one undivided interest in a Property (Northland Center) as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1995, the Venture owned an interest in one remaining Zero Note, which interest (including principal and accrued interest) on the date of acquisition was approximately $12.3 million, and one remaining Fixed-Rate Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loans.

     Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below depreciated cost. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the depreciated cost of the Property, the Property will be written down to estimated fair market value. With respect to Mortgage Loans, management reviews the valuation of the underlying security. If the Venture's portion of the estimated fair market value of the underlying collateral declines below the recorded investment in the Mortgage Loans, impairment will be recognized through the creation of a valuation allowance.

     Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

     Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the properties that secure the Mortgage Loans, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1996 to 1998.

     Competition. The Properties and the properties that secure the Mortgage Loans may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or its subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the properties that secure the Mortgage Loans and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties and the properties that secure the Mortgage Loans may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Venture's Richland Mall Property.

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

     The holding period for the Properties was originally intended to be 7 to 10 years and the Partnership currently does not anticipate that the Properties will be sold prior to that time unless market conditions demand that earlier action be taken. The Partnership can not state whether or not the Properties will be sold within this original period. It is anticipated that the holding period for the Northland Center will be approximately 3 to 6 years from July 22, 1994, the acquisition date. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are sought to be sold. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of such Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect, and have affected, the ability of the borrowers under the Mortgage Loans held by the Venture to sell or refinance the properties that secure such loans, which may adversely affect the ability of the borrowers to pay such loans at maturity. See
Item 2. PROPERTIES for a discussion of competitive pressures experienced with respect to the Brookdale Loan. In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of all of the Mortgage Loans and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of the Partnership, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

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

     Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy; provided, however, that such working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase. Working capital reserves as of December 31, 1995, including the Partnership's allocable share of Venture cash reserves, are approximately 15.9% of the Partnership's gross offering proceeds. See Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Insurance. The Properties are covered under insurance contracts which provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in accounts which are advised or managed by Equitable or its subsidiaries as well as certain properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest.

     Although the Venture carries comprehensive insurance on the Properties and the terms of each of the Venture's Mortgage Loans require the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit borrowers under the Mortgage Loans to obtain and maintain coverage that differs from the requirements of the mortgages, with a view to requiring appropriate insurance on the properties which secure the Mortgage Loans in light of prevailing insurance market, economic, and other factors. This may result in insurance which will not cover the full extent of a loss or claim.

     Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between EREIM LP Associates and the Venture (the "Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of all of the Mortgage Loans and Properties or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the holders of BACs ("BAC Holders") will enable the Partnership to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs.

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

     The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The maximum liability of EREIM LP Associates under the Guaranty Agreement is $271,211,250. Subject to the foregoing, the obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1995 are limited to $246,687,614 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1995 are $246,687,614. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

     At December 31, 1995, 1994 and 1993, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.20 billion, $2.12 billion, and $1.83 billion, respectively. At December 31, 1995, 1994 and 1993, Equitable's total capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.55 billion, $3.11 billion, and $3.10 billion, respectively.

     The Equitable Companies Incorporated (the "Holding Company"), a Delaware corporation, owns all of Equitable's outstanding capital stock. Equitable and the Holding Company are subject to the informational requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 0-25280 and 1-11166, respectively. Such reports and other information filed by Equitable and the Holding Company can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

     Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization."

ITEM 2.  PROPERTIES

     At December 31, 1995, approximately 82.2% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 9.9%, 11.2% and 5.2% of the Properties rentable square feet are scheduled to expire in 1996, 1997 and 1998 respectively.

     Set forth below is a brief description of each of the Venture's investments at December 31, 1995. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

    Name, Location          Approximate         Date of             Year of
 and Type of Property          Size            Acquisition          Completion
- ----------------------  ------------------  ------------------  ------------------
1200 Whipple Road          257,500              3/17/88               1963
Union City, CA             sq. ft.
warehouse/distribution

Richland Mall              182,507              7/19/88            1974-75
Bucks County, PA           sq. ft.
shopping center

16/18 Sentry Park West     190,616             12/22/88               1988
Montgomery County, PA      sq. ft.
office buildings

701 Maple Lane              58,230             12/27/88               1980
Bensenville, IL            sq. ft.
warehouse/office

733 Maple Lane              23,520             12/27/88               1980
Bensenville, IL            sq. ft.
warehouse/office

7550 Plaza Court            49,500             12/27/88               1980
Willowbrook, IL            sq. ft.
warehouse/office

1850 Westfork Drive        103,505               1/6/89               1988
Lithia Springs, GA         sq. ft.
warehouse/distribution

1345 Doolittle Drive       326,414              5/18/89               1964
San Leandro, CA            sq. ft.
warehouse/distribution

800 Hollywood Avenue        50,337               6/8/89               1979
Itasca, IL                 sq. ft.
warehouse/office

Northland Center           552,992(1)           7/22/94               1954
Southfield, MI             sq. ft.
regional mall

The Bank of Delaware       314,313             11/15/94               1970
Building                   sq. ft.
Wilmington, DE
office building

- ---------------------
(1) Excludes square feet of properties owned by certain anchor stores.


Projected Annual Aggregate Lease Payments to be Received (in dollars)(1)


Name of Property                      1996         1997         1998        1999        2000   Thereafter
- -----------------------------  -----------  -----------  -----------  ----------  ----------  -----------

1200 Whipple Rd.               $ 1,009,340  $ 1,009,340  $ 1,098,200  $1,261,675  $1,261,675  $ 3,340,726
Richland Mall                      799,932      689,371      669,722     619,482     546,955    2,352,842
16/18 Sentry Park West           2,554,540    2,150,563    1,957,423   1,648,799     877,603            0
701 and 733 Maple Lane             338,646      339,430      205,391     104,174     111,720      158,270
7550 Plaza Ct.                           0            0            0           0           0            0
1850 Westfork Dr.                  269,113      179,409            0           0           0            0
1345 Doolittle Dr.               1,067,209      838,192      859,468     708,685     451,216      172,800
800 Hollywood Ave.                 201,348       83,895            0           0           0            0
Northland Center                 5,478,124    5,042,198    4,631,591   4,185,906   3,663,624    9,458,213
The Bank of Delaware Building    1,034,377      720,683      595,297     554,161     524,432    1,770,190
                               -----------  -----------  -----------  ----------  ----------  -----------
                               $12,752,629  $11,053,081  $10,017,092  $9,082,882  $7,437,225  $17,253,041
                               ===========  ===========  ===========  ==========  ==========  ===========

- -----------
     (1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1995.


Range of Lease Expirations


                Name of Property                     Years
         -----------------------------             ---------

         1200 Whipple Road                            2003
         Richland Mall                             1996-2006
         16/18 Sentry Park West                    1996-2000
         701 and 733 Maple Lane                    1998-2002
         7550 Plaza Court                             N/A
         1850 Westfork Drive                          1997
         1345 Doolittle Drive                      1996-2002
         800 Hollywood Avenue                         1997
         Northland Center                          1996-2005
         The Bank of Delaware Building             1996-2005


Major Tenants

     The following list sets forth major tenants for certain Properties together with percentage of space used by such tenants:


    Properties              Major Tenants           Percentage of Leasable Space
- ------------------          -------------           ----------------------------
Richland Mall               Bon Ton Department                 46.2%
                            Store Clemens Market               14.2%

16/18 Sentry Park West      Liberty Mutual                     14.9%




1345 Doolittle Drive      Gruner & Jahr                          44.1%
                          National Distribution Agency           23.5%
                          Jay-N Company                          18.6%

Northland Center          Hudson's Department Store               (A)
                          J.C. Penney                             (A)
                          Montgomery Ward                         (A)

The Bank of               PNC Bank                               36.6%
Delaware Building

- ------------
(A) Hudson's Department Store, J.C. Penney, and Montgomery Ward independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, and 117,750 square feet, respectively, are not included in the gross leasable area of the mall.

All of the remaining Properties, excluding 7550 Plaza Court, are leased in their entirety to their respective tenants.


Description of Properties

     1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1995, the property was 100% leased to Permer Control, Inc. ("Permer") under a lease which runs through August 2003.
     The property is used as a distribution center for the Emporium Capwell and Weinstocks divisions of Carter Hawley Hale Stores, Inc. ("CHH") and is described in the March 17 Supplement, which is included as an exhibit to this annual report. The Permer Control lease is assignable to CHH or a subsidiary thereof at any time during the lease, in which event Permer Control is released from liability. All payments due under the lease to date have been made. Permer has vacated the property. CCH continues to make payments in accordance with the lease, and is actively attempting to sublet the property as permitted under the lease. The lease is guaranteed by CHH and management expects all obligations under the lease to be fulfilled.

     Richland Mall is a one-level enclosed mall located in Richland Township, Pennsylvania. Tenants include Bon Ton Department Store, Clemens Market, Footlocker, and Radio Shack. At December 31, 1995, the Mall was approximately 88.2% leased with 21,400 square feet vacant. Excluding the two anchor stores, the Mall was 70.3% leased. Leases covering approximately 26.1%, 1.0% and 5.9% of the space are scheduled to expire in 1996, 1997 and 1998, respectively. Richland Mall is described in the Partnership's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report.

     Over the past three years, the general economic recession has severely hampered the property's leasing efforts. During this period Richland Mall suffered from lease expirations and cancellations by virtue of tenant bankruptcies. Management continues to aggressively pursue tenants for the remaining vacant space. The Clemens Market lease expires in April 1996. While Clemens Market will most likely request that the Venture permit it to hold over for a short period of time, it has notified management that it will leave Richland Mall upon completion of its new store within 1-1/2 miles of Richland Mall. Management has not signed a lease with a replacement tenant, but is in negotiations with several potential users of this space. Wal-Mart Stores, a national discount retailer, announced plans several years ago to locate a new store within 2-1/2 miles of Richland Mall; however, zoning for the proposed shopping center which was to include Wal-Mart was rejected by Richland Township in June 1992. Management expects Wal-Mart to again approach the local Zoning board for approval of a site approximately two miles north of Richland Mall. Due to traffic and congestion issues, the Partnership cannot predict whether or when this request will be approved. Furthermore, the Partnership cannot predict the extent to which the Wal-Mart project, if completed, would affect Richland Mall. Should Wal-Mart enter the local market, its size and advertising strength will undoubtedly affect the business of the Bon Ton Department Store and other specialty retail stores within Richland Mall. The current competitive leasing environment and weak retail economy create significant obstacles to maintaining the current level of performance of this Property. Management may attempt to market the property for sale or may decide to undertake a significant renovation of the property. A definite plan of action has not yet been formulated.

      16/18 Sentry Park West are two four-story office buildings that together contain 190,616 rentable square feet. Tenants include Liberty Mutual Insurance Company and The Prudential Insurance Company. At December 31, 1995, the property was approximately 85.0% leased. Leases covering approximately 10.4%, 12.8% and 3.6% of the space are scheduled to expire in 1996, 1997 and 1998, respectively. In order to lease the vacant space, the Venture is continuing to incur expenditures for tenant improvements and leasing commissions. The 16/18 Sentry Park West Property is described in the Partnership's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report.

      701 Maple Lane, 733 Maple Lane and 7550 Plaza Court are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1995, the Maple Lane buildings were 100% leased, while the Plaza Court building was vacant. Precise Data Service was a tenant in the Plaza Court property, but vacated in November 1995. Tenants include Triangle Engineered Products, Co. and Hi Performance, Inc. These properties are described in the Partnership's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report. One lease covering approximately 44.4% of the space is scheduled to expire in 1998.

      1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1995, the Property was 100% leased to Treadway Exports Limited ("Treadway"). The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for a total of an additional three years. On August 30, 1995, Treadway exercised the first renewal option for a term of two years. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report.

      1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1995, the property was 100% leased. One lease covering approximately 23.5% of the space is scheduled to expire in 1996. Tenants include Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency, Jay-N Company, and OKI Supply Company. The 1345 Doolittle Drive Property is described in the Partnership's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report.

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

      Northland Center, which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Anchor stores include J.C. Penney, Hudsons and Montgomery Ward. As of December 31, 1995, the Center was approximately 75.1% leased. Leases covering approximately 7.6%, 5.3% and 5.6% are scheduled to expire in 1996, 1997 and 1998, respectively. A renovation program was commenced at Northland Center in order to improve the marketability of the Center and attract tenants. The renovations were completed during the second quarter of 1995 at a total cost of approximately $11.0 million, of which the Venture's share was approximately $7.9 million.

      On February 17, 1995, Equitable Real Estate, on behalf of the Venture and Equitable, as tenants in common, signed an agreement whereby Kohl's Department Store was allowed to terminate its lease obligation at Northland Center. The agreement provided for a payment by Kohl's to the Venture and Equitable totaling $1,750,000 (of which the Venture's share was approximately $1,300,000), in satisfaction of its remaining lease obligations. The Venture recognized these proceeds as lease termination income. On March 17, 1995, Equitable, the Venture and Dayton Hudson Corporation signed an agreement allowing Target to locate a store at Northland. Target is a division of Dayton Hudson, which currently operates a Hudson's Department Store at Northland. Equitable and the Venture agreed to expend funds in the amount of $1,700,000 (of which the Venture's share is approximately $1,200,000) to ready a site for the Target store and to partially demolish the Kohl's store and redemise the remaining portion of Kohl's into mall shops. Management believes that this transaction is positive for the Center. Target will build its own store, and is considered a more appropriate retailer for the Northland market. Target is scheduled to open in April 1996.

      Competitive conditions in the retail industry in general and shopping malls in particular have remained difficult. The Venture has tried to reposition its shopping malls to take advantage of the changing demographics of retail customers. However, give the continuing competitive difficulties in the retail industry, the Venture may be unable to sell its shopping malls at a favorable price within the next few years.

      The Bank of Delaware Building, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 115,085 square feet or 36.6% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1995, the building was approximately 56.3% leased. Leasing the 137,307 square feet of currently vacant space will require substantial renovation expenditures as asbestos is present in a majority of such space. Leases covering approximately 6.8%, 8.5% and 0.8% are scheduled to expire in 1996, 1997 and 1998, respectively.

      Management has established a three-year enhancement/stabilization and renovation program for the Bank of Delaware building. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

Mortgage Loans



                                     Principal &
   Name, Location                    Accrued Int.
    and Type of           Date of     at Date of   Interest
     Property           Investment   Investment      Rate    Maturity
- ----------------------  ----------  -------------  --------  --------

Brookdale Center        3/10/88     $10,541,617(1)  19.0%(2)  6/30/95(3)
Brooklyn Center, MN      5/3/88     $ 1,737,268(1)  19.0%(2)  6/30/95(3)
regional shopping mall

Jericho Village         1/31/89      $6,000,000    10.25%      2/1/99
Weston, MA
apartment complex


- -----------------
(1) Represents the value of the Venture's 71.66% participation interest in principal and accrued interest on the date of acquisition.
(2) On July 1, 1995, in accordance with the mortgage agreement, the Venture began accruing interest off the books on these zero coupon mortgage notes at the default rate of 19.0%.
(3)    The borrower has defaulted on its obligation to repay the Brookdale Note.

Outstanding Mortgage Loans

      Brookdale Zero Note is a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture holds a 71.66% participation interest in the zero mortgage note. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers L.P.). The note has an implicit interest rate of 10.2% compounded semiannually, and it matured on June 30, 1995. The principal and accrued interest at maturity totaled $35,368,572, and the Venture's portion of the entire amount of principal and accrued interest at maturity totaled $25,345,353.

      The accrual of interest relating to the Brookdale note was discontinued on the Venture's books beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. The Venture's share of the note plus accrued interest at the time was $24,730,409. Midwest defaulted on its obligation to repay the Brookdale Note in full when it matured on June 30, 1995. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named.

      A recently completed internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      For additional information concerning the Brookdale Note and the Brookdale Center, see "REAL PROPERTY INVESTMENTS--The Zero Notes" and "REAL PROPERTY INVESTMENTS--Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS--The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, all of which information is included as exhibits to this annual report.

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

      At December 31, 1995, Brookdale Center was 80% leased (excluding its anchor stores all of which are in operation). One of the anchor stores, having 144,546 square feet, was sold by Carson Pirie and Scott to Mervyn's in April 1995 and continues operation under the Mervyn's name.

      Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1995, the property was approximately 99% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report.

Mortgage Loans Pursuant to which the Venture Acquired Properties in 1994

      Northland Zero Note was a first mortgage note secured by Northland Center, a regional enclosed mall which is located outside of Detroit, Michigan. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2 % compounded semiannually with the Venture's portion of the principal and accrued interest totaling $42,882,504 due June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

      Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the estimated fair market value of the Northland Center. The Northland mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993, and the zero mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Center at its estimated fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center.

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

      Bank of Delaware Building Loan was a first mortgage loan secured by a 17-story office building in the Wilmington central business district.
      The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for the transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date, and the Venture began recording operating revenues and expenses of the building. In the third quarter of 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building at the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account, which reduced the loss on the transaction to approximately $380,000.


ITEM 3.  LEGAL PROCEEDINGS


      On November 29, 1995, a class action suit was filed in the Superior
Court of the State of California, County of San Diego (No. 694936), against the Partnership, Merrill Lynch, the principal operating subsidiary of Merrill Lynch, and certain subsidiaries and limited partnerships affiliated with Merrill Lynch. The complaint alleges, among other things, that defendants breached their fiduciary duties, committed fraud and violated California business practice laws in connection with the sale of certain limited partner interests. The suit has been removed to the United States District Court for the Southern District of California and transferred to the Southern District in New York. The case has been dismissed with respect to the Partnership on the grounds that the statute of limitations be tolled through November 27, 1996.

      Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest, and Midwest's sale of Northland Center to the Venture and Equitable.
Neither the Venture nor the Partnership has been named as a party to the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     No matter was submitted during the fourth quarter of the fiscal year to a vote of BAC Holders.

                                   PART II


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

     The number of BAC Holders at March 1, 1996 was 12,166.

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



             Period Ended            Date Paid        Distribution per BAC
             ------------            ---------        --------------------
           December 31, 1990      February 28, 1991            $0.25
           June 30, 1991          August 31, 1991              $0.50
           December 31, 1991      February 28, 1992            $0.50
           June 30, 1992          August 31, 1992              $0.662
           December 31, 1992      February 28, 1993            $0.40
           June 30, 1993                         --            $0.00
           December 31, 1993      February 28, 1994            $0.10
           June 30, 1994          August 31, 1994              $0.10
           December 31, 1994      February 28, 1995            $0.15
           June 30, 1995          August 31, 1995              $0.15
           December 31, 1995      February 29, 1996            $0.10


     The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive.

     All of the distributions made in 1994, 1995 and 1996 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1991, 1992, 1993, 1994 and 1995:


                            1995          1994          1993          1992          1991
                            ----          ----          ----          ----          ----
Total revenue       $ 24,374,185  $ 25,922,117  $ 14,628,016  $ 17,347,435  $ 16,080,453

Net income (loss)      4,760,605  $  7,543,402  $ (1,533,890) $  9,517,222  $  8,587,245

Net income (loss)
 per BAC            $       0.83  $       1.32  $      (0.27) $       1.67  $       1.50

Cash distributions
 paid per BAC       $       0.30  $       0.20  $       0.40  $       1.16  $       0.75

Total assets        $171,924,760  $168,009,262  $155,009,772  $159,297,484  $155,127,826


     The above selected financial data for the years 1993 through 1995 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are expected to be utilized for general working capital requirements including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced and for capital needs at the Venture's Properties. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and short-term investments. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution. The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General partner's determination as to their adequacy. However, pursuant to the Partnership Agreement working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase.

     In addition, the Partnership owns an 80% interest in the Venture. At December 31, 1995, the Venture owned ten real properties, one undivided interest in a real property as a tenant in common with Equitable and two Mortgage Loans on real properties (including a Zero Note). Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of The Bank of Delaware Building Mortgage Loan immediately preceding the transfer was $8.5 million. At December 31, 1995, the Venture also had approximately $19.7 million in cash and short-term investments which is intended to be utilized primarily to fund the renovation work on the Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, to fund capital improvements at the Venture's other Properties, to cover general working capital requirements, and to make distributions to the Venture's partners. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale Zero Note, including costs of legal action as well as improvements deemed to be necessary to protect the Venture's investment in the event a foreclosure is effected. For 1993, 1994 and 1995, the Partnership received distributions from the Venture totaling $3,040,000, $1,084,996 and $3,100,000, respectively.

     All of the Venture's properties and Mortgage Loans were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties and its Mortgage Loans are currently producing cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is being distributed 80% to the Partnership and 20% to EREIM LP Associates.

     Under the terms of the Brookdale Zero Note, which is secured by the Brookdale Center, principal and interest in the aggregate amount of $35,368,572 was due on June 30, 1995, of which the Venture's portion was $25,345,353. Midwest defaulted on its obligation to repay the Brookdale Zero Note in full on the maturity date. Notice of default has been given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale Zero Note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale Zero Note at the default rate of 19.0%. Additionally, Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at the Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale Zero Note. The Venture records cash received from operations of Brookdale Center on a cash basis as interest income. As of December 31, 1995, $700,000 had been remitted under the terms of the receivership. The Venture's portion of this payment was approximately $502,000.

     As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000 at that date. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Brookdale Center, or $21,498,199. The valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a loss on write-down of zero coupon mortgage.

     Management has established an enhancement/stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of December 31, 1995, approximately $724,000 of these costs had been expended. Approximately $878,000 in capital costs have been accrued but not paid as of December 31, 1995. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

     Cash provided by operating activities remained fairly constant from 1994 to 1995. Cash provided by operating activities increased approximately 48% from 1993 to 1994. This increase is primarily due to net cash flows from Northland Center and The Bank of Delaware Building of approximately $5.0 million and $100,000, respectively. This increase is offset by an approximate $1.7 million decrease in interest received. Interest received decreased due to the fact that subsequent to the December 31, 1993 interest payment made in January 1994, the previous owners of The Bank of Delaware Building defaulted on their mortgage by not paying the monthly interest payments of approximately $82,000 for the remainder of 1994. Additionally, approximately $1.3 million of interest relating to the 201 Merritt Seven Mortgage Loan was received in 1993. However, due to the early payoff of the Mortgage Loan in the fourth quarter of 1993, no such interest was received in 1994. This decrease in interest received is offset by an increase in interest received from cash and short-term investments of approximately $500,000 which is directly related to the increased balance in cash and short-term investments and an increase in the interest rates in the latter part of 1994.

     Distributable Cash from operations is distributed in accordance with the terms of the Partnership Agreement, which provides that such amounts will be distributed 95% to the BAC Holders and Limited Partners and 5% to the General Partners with the BAC Holders and Limited Partners entitled to a non-cumulative preferred 6% simple return on their Adjusted Capital Contribution during each period. Since inception, the Partnership has made the following distributions:

                                                                                  DISTRIBUTION
                          PERIOD ENDED                            DATE PAID         PER BAC
    --------------------------------------------------------  ------------------  ------------
    December 31, 1990.......................................  February 28, 1991      $0.25
    June 30, 1991...........................................  August 31, 1991        $0.50
    December 31, 1991.......................................  February 28, 1992      $0.50
    June 30, 1992...........................................  August 31, 1992        $0.662
    December 31, 1992.......................................  February 28, 1993      $0.40
    June 30, 1993...........................................  --                     $0.00
    December 31, 1993.......................................  February 28, 1994      $0.10
    June 30, 1994...........................................  August 31, 1994        $0.10
    December 31, 1994.......................................  February 28, 1995      $0.15
    June 30, 1995...........................................  August 31, 1995        $0.15
    December 31, 1995.......................................  February 29, 1996      $0.10

     The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive. The Partnership withheld the distribution for the semiannual period that would have been made in August 1993. All of the distributions made in 1994, 1995, and 1996 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. There were no distributions of Distributable Cash from operations during 1994 or 1995. The determination to withhold the 1994 distribution was based upon the then anticipated needs of the Venture to fund capital improvements to the Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The determination to withhold the 1995 distribution was based on the likelihood of significant capital expenditures for the renovation of The Bank of Delaware Building as well as uncertainty regarding the level and timing of any expenditures relating to Brookdale Center. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements, including but not limited to renovations at the Bank of Delaware Building and at Richland Mall and costs which may be incurred in connection with actions taken relating to the Brookdale Zero Note.

     It is anticipated that the Partnership will not make distributions of Distributable Cash from operations in 1996. Amounts distributed to BAC Holders fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's Properties, and other factors. The Partnership has increased its working capital reserves, and reduced distributions of Distributable Cash in connection with actions taken relating to the Broodale Zero Note its efforts to relet vacant space at certain of its Properties, most significantly at 16 and 18 Sentry Park West, Richland Mall, Northland Center, and The Bank of Delaware Building. As a result of the increase in reserves, the tax liability of the BAC Holders arising from taxable income allocated to a BAC Holder may substantially exceed the amounts, if any, distributed to such BAC Holder.

     During 1994 and 1995, the Venture received approximately $499,000 and $1,502,000, respectively, for early lease termination payments of which the Partnership's share is approximately $399,000 and $1,202,000, respectively. These early lease termination payments are classified as Sale or Financing Proceeds and are being held as reserve for future improvements on the Properties. See Item 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loans and maturity schedules, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

     The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC

Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired its BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1995, the cumulative 9.75% simple annual return was $81,866,083. As of December 31, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $542,423 in capital proceeds was distributed to the BAC Holders in February 1996.

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

     Total real estate investments increased approximately $2.1 million in 1995 as compared to 1994. The Venture capitalized approximately $4.3 million in improvements relating to the Northland Center renovation program. Other properties which incurred significant improvements during 1995 as an effort to lease vacant space were 16/18 Sentry Park West, which had approximately $1.2 million in improvements during the year and The Bank of Delaware Building, which had approximately $1.8 million in improvements during the year. Interest accrued for the first three months of 1995 on the Brookdale Zero Note was approximately $615,000. These increases are offset by the $3.2 million provision on the Brookdale Zero Note and an approximately $2.7 million increase in accumulated depreciation.

     Other assets increased approximately $1.8 million in 1995 as compared to 1994 primarily as the result of a $1.4 million increase in tenant rentals receivable due to increased occupancy at 16/18 Sentry Park West and due to billings and collections of escalations at a later date in 1995 as compared to 1994 at The Bank of Delaware Building, Northland Center, Whipple Road, and Maple Lane.

     Total liabilities decreased approximately $294,000 in 1995 as compared to 1994 primarily because the distribution declared as of December 31, 1995 was approximately $271,000 less than the distribution declared as of December 31, 1994.

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

RESULTS OF OPERATIONS

     Rental income decreased approximately $1.4 million in 1995 as compared to 1994. Rental income decreased approximately $1.8 million due to decreased occupancy at Northland Center. This decrease is offset by an increase in rental income of approximately $460,000 due to increased occupancy at 16/18 Sentry Park West. Rental income for 1994 increased approximately $14.5 million as compared to 1993. This change is primarily the result of Northland Center and The Bank of Delaware Building generating rental income of approximately $14.1 and $1.9, respectively. These increases are partially offset by a decrease in rental income due to a vacancy at 16/18 Sentry Park West which occurred during the fourth quarter of 1993 and which was not completely re-leased during 1994.

     Lease termination rental income increased approximately $1.0 million in 1995 as compared to 1994 primarily due to the receipt of approximately $1.8 million, of which the Venture's portion was approximately $1.3 million, pursuant to the agreement between Kohl's Department Store and the Venture regarding the termination of Kohl's lease at Northland Center.

     Interest on loans receivable decreased approximately $1.2 million in 1995 as compared to 1994 due to the non-accrual of interest, commencing April 1, 1995, on the Brookdale Zero Note. Interest on loans receivable decreased in 1994 as compared to 1993 partially due to the non-accrual of interest beginning June 1993 on the Northland Zero Note and the subsequent transfer of Northland Center to the Venture and Equitable during 1994. The non-accrual of interest offset an increase in interest attributable to the compounding effect typical of these types of investments for the full year 1994 and 1993 for the Brookdale Zero Note. Additionally, subsequent to the December 1993 payment made in January 1994, the previous owner of The Bank of Delaware Building defaulted on its mortgage by not paying the monthly interest payments on the mortgage of approximately $82,000 per month for the remainder of 1994. Also, approximately $1.3 million of interest relating to the 201 Merritt Seven Loan was received in 1993. However, due to the early payoff of the Mortgage Loan in the fourth quarter of 1993, no such interest was received in 1994.

     Operating expenses excluding the loss on write-down of zero coupon mortgage (see "Liquidity and Capital Resources") and the loss on write-down of other real estate assets decreased approximately $697,000 in 1995 as compared to 1994. This decrease is partially due to decreased occupancy at Northland Center and The Bank of Delaware Building. The decrease is also due to a decrease in common area maintenance costs incurred at Northland Center. Operating expenses excluding the realized loss on mortgage loan receivable, loss on write-down of zero coupon mortgage, and loss on write-down of other real estate assets increased approximately $11.2 million from 1993 to 1994 primarily as a result of the operating expenses of Northland Center and The Bank of Delaware Building from the period from January 1, 1994 to December 31, 1994 of approximately $9.1 million and $1.7 million, respectively.

     Total other expense net of other income decreased approximately $227,000 in 1995 as compared to 1994 and approximately $550,000 in 1994 as compared to 1993 primarily due to an increase in interest on short-term investments. Interest on short-term investments increased from 1994 to 1995 due to a higher average interest rate throughout 1995 as compared to 1994. Interest from short-term investments increased in 1994 as compared to 1993 primarily as a result of having a large cash and short-term investments balance for the whole year due to the creation of reserves for Northland Center and an increase in interest rates in the latter part of 1994. Additionally, interest income was received from a money market account at Northland Center which earned approximately $100,000 for the period from January 1, 1994 to December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Item 14 of this annual report:

             Independent Auditors' Report.

             Consolidated Balance Sheets, December 31, 1995 and 1994.

             Consolidated Statements of Operations for the years
                  ended December 31, 1995, 1994 and 1993.

             Consolidated Statements of Partners' Capital for the
                  years ended December 31, 1995, 1994 and 1993.

             Consolidated Statements of Cash Flows for the years
                  ended December 31, 1995, 1994 and 1993.

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

     The names and titles of the directors and officers of the Managing General Partner as of March 15, 1996 are as follows:





Name                     Age         Office
- ----------------         ---         --------------------------
George R. Puskar         51          Chairman of the Board
Paul J. Dolinoy          48          President, Chief Executive
                                     Officer and Director
Eugene F. Conway         45          Executive Vice President,
                                      Chief Operating Officer
                                      and Director
Harry D. Pierandri       50          Executive Vice President
Edward G. Smith          46          Executive Vice President
Timothy J. Welch         47          Executive Vice President
B. Stanton Breon         36          Vice President, Secretary
Peter J. Urdanick        48          Vice President and Assistant Treasurer
Charles R. Beaver        43          Vice President
Patricia C. Snedeker     40          Vice President, Controller and Treasurer

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

     Patricia C. Snedeker has been Chief Financial Officer of the Managing General Partner since June 1994 and Vice President, Controller and Treasurer since January 1995. Mrs. Snedeker is also a Senior Vice President of Equitable Real Estate, responsible for overseeing the Institutional Advisors real estate accounting area of the organization. Mrs. Snedeker has been with Equitable since October 1982.

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

     The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 31, 1996 are as follows:



Name                        Age       Office
- -------------------         ---       ------------------------------------
D. Bruce Brunson            51        Chairman, Chief Executive
                                       Officer, President, Chief Operating
                                       Officer and Director
Thomas J. Brown             47        Executive Vice President
                                       and Director
Jack A. Cuneo               48        Senior Vice President
                                       and Director
Michael A. Karmelin         49        Vice President and Treasurer
George I. Wagner            53        Vice President



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

     The General Partner and their affiliates may be paid certain fees and commissions and reimbursed for certain out-of-pocket expenses. Information concerning such fees, commissions and reimbursements is set forth under "Compensation and Fees" in the Prospectus and Note 7 to notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS, which is incorporated herein by reference.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. MLPF&S is the record owner of approximately 77.1% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a) 1. The following financial statements are filed with this report on the pages indicated:



                                                                              Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets, December 31, 1995 and 1994  . . . . . . . . .    F-3

Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . .    F-4

Consolidated  Statements of Partners' Capital for the
     years ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . .    F-5

Consolidated  Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .    F-7

Selected Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . .    F-16


     2. The following audited financial statement schedules are filed with this report on the pages indicated:
                                                                              Page
Consolidated Supplemental Schedules:

Real Estate and Accumulated Depreciation
     as of December 31, 1995 (Schedule III)  . . . . . . . . . . . . . . .    F-18

Mortgage Loans on Real Estate as of
     December 31, 1995 (Schedule IV)   . . . . . . . . . . . . . . . . . .    F-19




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

          (g)  Amended and Restated Agreement of General Partnership of
               EREIM LP Associates (incorporated by reference to Exhibit 10(h) t the 1987 10-K).

          (h) Promissory Notes and Mortgages Relating to Brookdale and Northland (incorporated by reference to Exhibit 10(I) to Pre-Effective Amendment No. 1 to the Registration Statement of th Partnership (File No. 33-11064)).

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

         (x) Lease Termination Agreement dated January 27, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to
              Exhibit 10(x) to the 1994 10-K).

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

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Comission for information only and not filed.

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

         (d)  Current Report on Form 8-K of the Partnership dated
              September 27, 1988 (incorporated by reference to File No.
              33-11064).

         (e) Current Report on Form 8-K of the Partnership dated December 2, 1988 (incorporated by reference to File No. 33-11064).

         (f) Current Report on Form 8-K of the Partnership dated December 27, 1988 (incorporated by reference to File No. 33-11064).

         (g) Current Report on Form 8-K of the Partnership dated May 18, 1989 (incorporated by reference to File No. 33-11064).

         (h) Audited Financial Statements of Midwest Shopping Centers, L.P. (incorporated by reference to the Form 10-K for the year ended December 31, 1995 of Midwest Shopping Centers, L.P. (File No. 1-9331))

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.

                                ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                By: EREIM MANAGERS CORP.

                                (Managing General Partner)


                                By: EUGENE F. CONWAY
                                    -----------------------------------
                                    Eugene F. Conway
                                    Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29,1996.

                                Chairman of the Board of
                                EREIM Managers Corp.

                                GEORGE R. PUSKAR
                                ---------------------------------------
                                GEORGE R. PUSKAR
                                Chairman of the Board of EREIM Managers Corp.

                                PAUL J. DOLINOY
                                ---------------------------------------
                                PAUL J. DOLINOY
                                President, Chief Executive Officer
                                and Director of EREIM Managers Corp.

                                EUGENE F. CONWAY
                                ----------------------------------------
                                EUGENE F. CONWAY
                                Executive Vice President, Chief Operating
                                Officer and Director of EREIM Managers Corp.

                                PATRICIA C. SNEDEKER
                                ----------------------------------------
                                PATRICIA C. SNEDEKER
                                Vice President, Controller and Treasurer of EREIM Managers Corp.

                                B. STANTON BREON
                                ----------------------------------------
                                B. STANTON BREON
                                Vice President and Secretary of EREIM
                                Managers Corp.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
INDEPENDENT AUDITORS' REPORT..........................................................  F-2
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994...............................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND
  1993................................................................................  F-4
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 1995,
  1994, AND 1993......................................................................  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND
  1993................................................................................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................  F-7
CONSOLIDATED SUPPLEMENTAL SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1995:
Schedule III -- Real Estate and Accumulated Depreciation..............................  F-18
Schedule IV -- Mortgage Loans on Real Estate..........................................  F-19

INDEPENDENT AUDITORS' REPORT

  ML/EQ REAL ESTATE PORTFOLIO, L.P.:

     We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1995, 1994, and 1993. Our audits also included the financial statement schedules listed in the index as consolidated supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

     Our audits also comprehended the consolidated supplemental schedules of the Partnership as of December 31, 1995 and for the years ended December 31, 1995, 1994, and 1993. In our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

                                          Deloitte & Touche LLP

February 1, 1996

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                        1995           1994
                                                                    ------------   ------------
                                            ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note 3).....  $113,964,724   $109,249,898
  Zero coupon mortgage note receivable, net of valuation allowance
     (Note 4).....................................................    21,498,199     24,115,465
  Mortgage loan receivable (Note 5)...............................     6,000,000      6,000,000
                                                                    ------------   ------------
          Total real estate investments...........................   141,462,923    139,365,363
OTHER ASSETS:
  Cash and short-term investments.................................    21,738,499     21,538,416
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $460,313 in 1995 and
     $740,973 in 1994.............................................     3,446,102      1,996,584
  Deferred rent concessions.......................................     2,030,727      1,752,428
  Guaranty fee, net of accumulated amortization of $1,864,960 in
     1995 and $1,596,709 in 1994 (Notes 6 and 7)..................     1,877,755      2,146,006
  Deferred leasing costs, net of accumulated amortization of
     $393,867 in 1995 and $132,212 in 1994........................       713,979        525,589
  Prepaid expenses and other assets...............................       495,509        599,630
  Interest receivable.............................................       150,233         84,846
  Due from affiliates.............................................         9,033            400
                                                                    ------------   ------------
          Total other assets......................................    30,461,837     28,643,899
                                                                    ------------   ------------
                                                                    $171,924,760   $168,009,262
                                                                    ============   ============
                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accrued capital expenditures....................................  $  2,647,092   $  2,948,006
  Accounts payable and accrued real estate expenses...............     2,221,132      1,938,448
  Distributions declared..........................................       542,423        813,671
  Due to affiliates (Notes 6 and 7)...............................       609,615        605,618
  Security deposits and unearned rent.............................       477,737        486,284
                                                                    ------------   ------------
          Total liabilities                                            6,497,999      6,792,027
MINORITY INTEREST IN THE VENTURE..................................    32,547,073     31,742,095
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 6 and 7)
PARTNERS' CAPITAL:
  General partners................................................     2,033,056      1,795,026
  Initial limited partner.........................................         6,650          6,442
  Limited partners (5,424,225 BACs issued and outstanding)........   130,839,982    127,673,672
                                                                    ------------   ------------
          Total partners' capital.................................   132,879,688    129,475,140
                                                                    ------------   ------------
                                                                    $171,924,760   $168,009,262
                                                                    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                             1995          1994          1993
                                                          -----------   -----------   -----------
REVENUE:
  Rental income (Note 9)................................  $21,137,579   $22,512,719   $ 7,972,278
  Lease termination income (Note 9).....................    1,502,020       498,691
  Interest on loans receivable (Note 5).................    1,734,586     2,910,707     6,655,738
                                                          -----------   -----------   -----------
          Total revenue.................................   24,374,185    25,922,117    14,628,016
                                                          -----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses........................    8,231,795     9,649,243     1,033,428
  Depreciation and amortization.........................    3,130,783     2,186,862     1,660,624
  Real estate taxes.....................................    2,437,099     2,691,844       906,062
  Property management fees (Note 7).....................      507,820       476,905       199,212
  Realized loss on mortgage loan receivable (Note 5)....                                3,494,129
  Loss on write-down of zero coupon mortgage (Note 4)...    3,232,210                   7,628,000
  Loss on write-down of other real estate assets
     (Note 5)...........................................                    379,895
                                                          -----------   -----------   -----------
          Total operating expenses......................   17,539,707    15,384,749    14,921,455
                                                          -----------   -----------   -----------
INCOME (LOSS) FROM PROPERTY OPERATIONS..................    6,834,478    10,537,368      (293,439)
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income................    1,177,018       934,206       227,623
  Asset management fees (Note 7)........................     (683,438)     (561,173)     (509,802)
  Amortization of guarantee fee (Note 7)................     (268,251)     (268,251)     (268,251)
  General and administrative, including $527,834 in
     1995, $534,848 in 1994, and $538,029 in 1993 to
     affiliates (Note 7)................................     (719,223)     (825,868)     (719,290)
                                                          -----------   -----------   -----------
          Total other expense -- net....................     (493,894)     (721,086)   (1,269,720)
                                                          -----------   -----------   -----------
INCOME (LOSS) BEFORE MINORITY INTEREST..................    6,340,584     9,816,282    (1,563,159)
MINORITY INTEREST IN NET INCOME (LOSS) OF CONSOLIDATED
  VENTURE...............................................   (1,579,979)   (2,272,880)       29,269
                                                          -----------   -----------   -----------
NET INCOME (LOSS).......................................  $ 4,760,605   $ 7,543,402   $(1,533,890)
                                                           ==========    ==========    ==========
ALLOCATION OF NET INCOME (LOSS):
  General partners......................................  $   238,030   $   377,170   $   (76,695)
  Initial limited partner...............................          208           330           (67)
  Limited partners......................................    4,522,367     7,165,902    (1,457,128)
                                                          -----------   -----------   -----------
          Total.........................................  $ 4,760,605   $ 7,543,402   $(1,533,890)
                                                           ==========    ==========    ==========
NET INCOME (LOSS) PER BENEFICIAL ASSIGNEE CERTIFICATE...  $      0.83   $      1.32   $     (0.27)
                                                           ==========    ==========    ==========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE CERTIFICATES
  OUTSTANDING...........................................    5,424,225     5,424,225     5,424,225
                                                           ==========    ==========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
BALANCE, DECEMBER 31, 1992.....................  $1,494,551   $ 6,266   $123,863,378   $125,364,195
  Net loss.....................................     (76,695)      (67)    (1,457,128)    (1,533,890)
  Distributions declared.......................                   (25)      (542,423)      (542,448)
                                                 ----------   -------   ------------   ------------
BALANCE, DECEMBER 31, 1993.....................   1,417,856     6,174    121,863,827    123,287,857
  Net income...................................     377,170       330      7,165,902      7,543,402
  Cash distributions...........................                   (25)      (542,423)      (542,448)
  Distributions declared.......................                   (37)      (813,634)      (813,671)
                                                 ----------   -------   ------------   ------------
BALANCE, DECEMBER 31, 1994.....................   1,795,026     6,442    127,673,672    129,475,140
  Net income...................................     238,030       208      4,522,367      4,760,605
  Cash distributions...........................                             (813,634)      (813,634)
  Distributions declared.......................                             (542,423)      (542,423)
                                                 ----------   -------   ------------   ------------
BALANCE, DECEMBER 31, 1995.....................  $2,033,056   $ 6,650   $130,839,982   $132,879,688
                                                  =========    ======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                      1995           1994          1993
                                                                   -----------   ------------   -----------
OPERATING ACTIVITIES:
  Tenant rentals received........................................  $20,922,265   $ 21,845,655   $ 7,758,761
  Interest received..............................................    2,222,384      1,536,294     3,199,853
                                                                   -----------   ------------   -----------
    Cash received from operations................................   23,144,649     23,381,949    10,958,614
  Cash paid for operating activities.............................  (12,207,347)   (12,962,344)   (3,340,333)
  Cash distributions to minority interest........................     (775,000)      (271,249)     (760,000)
                                                                   -----------   ------------   -----------
         Net cash provided by operating activities...............   10,162,302     10,148,356     6,858,281
                                                                   -----------   ------------   -----------
INVESTING ACTIVITIES:
  Purchases and additions to rental properties...................   (7,884,869)    (9,591,521)     (399,153)
  Expenditures for deferred leasing costs........................     (450,045)      (379,375)      (83,127)
  Payments received from mortgage receivable.....................                                10,505,871
  Proceeds from other real estate assets.........................                     620,105
                                                                   -----------   ------------   -----------
         Net cash (used in) provided by investing activities.....   (8,334,914)    (9,350,791)   10,023,591
                                                                   -----------   ------------   -----------
FINANCING ACTIVITIES:
  Cash distributions to limited partners.........................   (1,627,305)    (1,084,896)   (2,169,790)
                                                                   -----------   ------------   -----------
         Net cash used in financing activities...................   (1,627,305)    (1,084,896)   (2,169,790)
                                                                   -----------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.......      200,083       (287,331)   14,712,082
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR...............   21,538,416     21,825,747     7,113,665
                                                                   -----------   ------------   -----------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR.....................  $21,738,499   $ 21,538,416   $21,825,747
                                                                   ===========   ============   ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
NET INCOME (LOSS)................................................  $ 4,760,605   $  7,543,402   $(1,533,890)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization..................................    3,399,034      2,455,113     1,928,875
  Minority interest in Venture operations........................    1,579,979      2,272,880       (29,269)
  Cash distributions to minority interest........................     (775,000)      (271,249)     (760,000)
  Realized loss on mortgage loan receivable......................                                 3,494,129
  Loss on write-down of zero coupon mortgage.....................    3,232,210                    7,628,000
  Loss on write-down of other real estate assets.................                     379,895
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage notes...............     (614,944)    (2,283,631)   (3,772,823)
    Accounts receivable and accrued investment income............   (1,449,518)    (1,198,070)      107,829
    Interest receivable..........................................      (65,387)        36,330        89,315
    Deferred rent concessions....................................     (278,299)      (239,328)     (290,248)
    Due from affiliates..........................................       (8,633)        11,821        (9,830)
    Prepaid expenses and other assets............................      104,121       (375,154)       25,956
  Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses............      282,684      1,543,757         1,113
    Due to affiliates............................................        3,997         62,604        10,222
    Security deposits and unearned rent..........................       (8,547)       209,986       (31,098)
                                                                   -----------   ------------   -----------
         Total adjustments.......................................    5,401,697      2,604,954     8,392,171
                                                                   -----------   ------------   -----------
         Net cash provided by operating activities...............  $10,162,302   $ 10,148,356   $ 6,858,281
                                                                   ===========   ============   ===========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:

     The Venture accrued $2,647,092 and $2,948,006 in capital expenditures that were not paid before December 31, 1995 and 1994, respectively.

     The Venture reclassified $27,517,363 relating to Northland Center from other real estate assets to rental properties as a result of the deed in lieu of foreclosure transaction executed on July 22, 1994.

     During 1994, the Venture recorded a $1,000,000 write-down on other real estate assets which reduced other real estate assets relating to The Bank of Delaware Building to $8,500,000. On November 15, 1994, a deed in lieu of foreclosure was executed resulting in a reclassification of the remaining $8,500,000 from other real estate assets to rental properties.

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

1.  ORGANIZATION

     ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership (the "Partnership"), was formed on December 22, 1986. The Partnership was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed-rate mortgage loans through a joint venture, EML Associates (the "Venture"). The Venture was formed on March 10, 1988 with EREIM LP Associates, an affiliate of The Equitable Life Assurance Society of the United States ("Equitable"). The Partnership owns an 80% interest in the Venture.

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

     Total capital contributions to the Partnership are summarized as follows:

    General partners.......................................................  $     25,000
    Initial limited partner................................................         5,000
    Limited partners.......................................................   108,484,500
                                                                             ------------
              Total........................................................  $108,514,500
                                                                              ===========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Partnership and the Venture. EREIM LP Associates' 20% ownership in the Venture is reflected as a minority interest in the Partnership's consolidated financial statements. All significant intercompany accounts are eliminated in consolidation.

     The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center.

     Allocation of Partnership Income -- Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Partnership net income is now allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provision in the limited partnership agreement for the allocation of distributable cash.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Rental Properties -- Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. The Venture has adopted Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum is less than the depreciated cost of the property, the property will be written down to estimated fair market value.

     Depreciation -- Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements and leasing commissions are amortized using the straight-line method over the life of the related lease.

     Rental Income -- Rental income is recognized on a straight-line basis over the terms of the leases.

     Zero Coupon Mortgage Note Receivable -- During 1995, the Venture adopted Statement of Financial Accounting Standards No 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118. The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (Note 4).

     Mortgage Loan Receivable -- The mortgage loan receivable is stated at cost (Note 5).

     Offering Costs -- Offering costs, including the acquisition/syndication fee payable to the general partners and other offering and issuance costs of the BACs totaling $11,037,537, were charged against the limited partners' capital in accordance with the provisions of the Partnership Agreement, following the investor closings in 1988.

     Guaranty Fees -- Guaranty fees are being recognized as expense over the estimated life of the Partnership through a combination of the amortization of the nonrecurring portion of the fees incurred during the first three years of the Partnership and the expense of the recurring portion of the fees as incurred (Note 7).

     Cash and Cash Equivalents -- Cash equivalents include cash, demand deposits, money market accounts, and highly liquid short-term investments purchased with original maturities of three months or less. The short-term investments are stated at cost.

     Income Taxes -- No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

     Fair Value of Financial Instruments -- Management has reviewed the various assets and liabilities of the Partnership in accordance with the Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (which is not applicable to real estate assets). Management has concluded that the estimated fair market value of the Partnership's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value. There is no readily available source of zero coupon mortgage financing and, therefore, Management has determined that the estimation of a fair market value of the zero coupon note is not practicable. See Note 4 regarding the write-down of the zero coupon mortgage note receivable.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1995 presentation.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

3.  RENTAL PROPERTIES

     As of December 31, 1995, the Partnership's rental properties consisted of the following:

                                                                            RENTABLE     PERCENTAGE
                                                                           SQUARE FEET     LEASED
                                                                           -----------   ----------
OFFICE
16 and 18 Sentry Park West............  Montgomery County, Pennsylvania      190,616          85%
The Bank of Delaware Building.........  Wilmington, Delaware                 314,313          56%
INDUSTRIAL
1200 Whipple Road.....................  Union City, California               257,500         100%
701 and 733 Maple Lane................  Bensenville, Illinois                 81,750         100%
7550 Plaza Court......................  Willowbrook, Illinois                 49,500           0%
800 Hollywood Avenue..................  Itasca, Illinois                      50,337         100%
1850 Westfork Drive...................  Lithia Springs, Georgia              103,505         100%
1345 Doolittle Drive..................  San Leandro, California              326,414         100%
RETAIL
Richland Mall.........................  Richland Township, Pennsylvania      182,507          88%
Northland Center......................  Southfield, Michigan                 552,992          75%

     The costs related to the rental properties are summarized below:

                                                                  1995             1994
                                                              ------------     ------------
    Land....................................................  $ 24,441,111     $ 24,403,102
    Buildings and Improvements..............................   101,955,291       94,590,000
                                                              ------------     ------------
              Total.........................................   126,396,402      118,993,102
    Less accumulated depreciation...........................   (12,431,678)      (9,743,204)
                                                              ------------     ------------
              Net rental properties.........................  $113,964,724     $109,249,898
                                                               ===========      ===========
    Office..................................................  $ 38,982,689     $ 35,981,596
    Retail..................................................    56,677,049       52,396,186
    Industrial..............................................    30,736,664       30,615,320
                                                              ------------     ------------
              Total.........................................   126,396,402      118,993,102
    Less accumulated depreciation...........................   (12,431,678)      (9,743,204)
                                                              ------------     ------------
              Net rental properties.........................  $113,964,724     $109,249,898
                                                               ===========      ===========

4.  ZERO COUPON MORTGAGE NOTES RECEIVABLE

     The Venture holds a 71.66% participation interest in a zero coupon mortgage note. The property which secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note has an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through maturity.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default has been given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court appointed receiver has been named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from the operation of Brookdale Center on a cash basis as interest income. As of December 31,1995, $700,000 had been remitted under the terms of the receivership. The Venture's portion of this payment was approximately $502,000.

     As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of the Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture s participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

     Until July 22, 1994, the Venture also held a 71.66% participation interest in a zero coupon mortgage note and the first mortgage on Northland Center which is located outside of Detroit, Michigan. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

     Management discontinued the accrual of interest on the Northland Center note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the estimated fair market value of the Northland Center. The Northland Center mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993 and the zero coupon mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31,1993 to record Northland Center at its estimated fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center.

     On July 22, 1994, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland Center mortgage. Following the transfer, which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were adjusted as of that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center in accordance with the tenancy in common arrangement in the Participation Agreement between the Venture and Equitable. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland Center mortgage would have matured).

     In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable also commenced a renovation program at Northland Center. The renovations were completed during the second quarter of 1995 at a total cost of approximately $11.0 million, of which the Venture s share was approximately $7.9 million.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

5.  MORTGAGE LOANS RECEIVABLE

     In 1988, the Venture and Equitable jointly invested in a $28,000,000 nonrecourse first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut General Partnership. The Venture, Equitable, and Second Merritt Seven Joint Venture agreed to a $21,000,000 pay-off of the loan by Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Partnership during the first and third quarters of 1993 to reflect the diminution in value of the underlying security for the loan. In receiving $8,400,000, the Partnership's 80% share of the $10,500,000 payment, the Partnership realized the carrying value of the mortgage on its books. Management believes that accepting a pay-off was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

     In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

     In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to Three Hundred Delaware Avenue Associates. This loan was collateralized by a 17-story office building in Wilmington, Delaware. The loan was bearing interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for this transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building.

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

6.  GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1995, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1995 is limited to $246,687,614, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1995, the cumulative 9.75% simple annual return was $81,866,083. As of December 31, 1995, cumulative distributions by the Partnership to the BAC holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $542,423 in capital proceeds was distributed to the BAC holders in February 1996. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

7.  COMPENSATION AND FEES

     Acquisition/Syndication Fee -- The acquisition/syndication fee was paid to the general partners for initial acquisition, management, and administrative services to the Partnership. The fee was 8.7% of the proceeds from the offering of BACs, which amounted to $9,438,152 based upon the total number of BACs sold and has been included in the offering costs charged to limited partners' capital. The outstanding balance of this fee was paid to the general partners in August 1990.

     Venture Supervisory Fee -- The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1995, 1994 and 1993, the total expense for this fee was $654,192, $502,682, and $409,710, respectively.

     Mortgage Loan Servicing Fee -- The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1995, 1994, and 1993 the total expense for this fee was $29,246, $58,492, and $100,086, respectively.

     Partnership Administration Fee -- The Partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1995, 1994, and 1993, the total expense for this fee was $158,350, $160,460, and $161,409, respectively.

     Property Management Fees -- Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass"), and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $442,906, $217,513, and $39,137 in 1995, 1994, and 1993, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $93,519, $0, and $4,775 in 1995, 1994, and 1993, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Compass Retail for payroll incurred of $1,974,425, $763,727 and $0 in 1995, 1994 and 1993,
respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally,

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

the Venture has paid construction management fees to Compass and Compass Retail of $167,861 and $297,948 in 1995 and 1994, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Guaranty Fee -- The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. The total of the recurring portion of the guaranty fee which is included in general and administrative expense on the statement of operations was $369,484, $374,394, and $376,620 for the years ended December 31, 1995, 1994, and 1993, respectively. The amortization expense on the nonrecurring portion of the fee was $268,251 in each of the years ended December 1995, 1994, and 1993.

     Disposition Fee -- The disposition fee is payable to the Managing General Partner in the case of a sale of a property. Upon distribution of the proceeds of the sale to the limited partners, the fee is payable in the amount of 1.50% of the aggregate gross proceeds received by the Partnership. The Managing General Partner will not receive any portion of the disposition fee which, when combined with amounts paid to all other entities as real estate brokerage commissions in connection with the sale, exceeds 6% of the aggregate gross sale proceeds.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

9.  LEASES

     Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1995 are as follows:

                            YEAR ENDING DECEMBER 31,
    ------------------------------------------------------------------------
    1996....................................................................  $12,752,629
    1997....................................................................   11,053,081
    1998....................................................................   10,017,092
    1999....................................................................    9,082,882
    2000....................................................................    7,437,225
    2001 and thereafter.....................................................   17,253,041
                                                                              -----------
              Total.........................................................  $67,595,950
                                                                              ===========

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled, $7,792,848, $9,007,436, and $1,249,544 for the years ended December 31, 1995, 1994, and
1993, respectively.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1995, 1994, and 1993 totaled $601,316, $525,673, and $93,065, respectively.

     Information with respect to significant individual leases is as follows:

     - Gruner & Jahr Printing Company occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $478,104 under a lease which expires in August 2000.

     - Hudson's Department Store, J.C. Penney, and Montgomery Ward independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, and 117,750 square feet, respectively, are not included in the gross leasable area of the mall.

     - Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's") finalized on February 17, 1995, Equitable agreed to accept $1,750,000 in connection with the termination of Kohl's lease at Northland Center on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was $1,254,062. Upon termination of the lease, Kohl's was released from any remaining lease obligation under the original lease agreement.

     - PNC Bank occupies approximately 36.6% of the Bank of Delaware Building at an annual rent of $570,708. The majority of the lease commitment expires in May 2005.

     - Permer Control, Inc. occupied the entire Whipple Road property (257,500 square feet) at December 31, 1995. Permer has assigned the lease to Carter Hawley Hale Stores, Inc. who will continue to fulfill the obligations of the lease.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

10.  TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis:

                                                       1995           1994           1993
                                                   ------------   ------------   ------------
    Financial net income (loss)..................  $4,760,605...  $  7,543,402   $ (1,533,890)
    Net book to tax difference from investment in
      joint venture..............................     2,639,006     (7,145,661)     7,348,583
                                                   ------------   ------------   ------------
    Taxable net income...........................  $  7,399,611   $    397,741   $  5,814,693
                                                   ============   ============   ============
    Capital balance -- financial reporting.......  $132,879,688   $129,475,140   $123,287,857
    Cumulative book to tax income differences
      from investment in joint venture...........     2,760,452        121,446      7,267,107
                                                   ------------   ------------   ------------
    Net worth -- tax basis.......................  $135,640,140   $129,596,586   $130,554,964
                                                   ============   ============   ============

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for 1995 and 1994 is summarized as follows:

                                                                                      NET INCOME
                                                                                      (LOSS) PER
                            TOTAL INCOME                  NET INCOME (LOSS)               BAC
                     ---------------------------     ---------------------------     -------------
                        1995            1994            1995             1994        1995    1994
                     -----------     -----------     -----------      ----------     -----   -----
    QUARTER ENDED
    March 31.......  $ 7,483,449(e)  $ 2,615,429     $ 2,789,849(e)   $  930,208     $0.49   $0.16
    June 30........    6,074,817       9,745,104(a)    1,761,024       2,887,181(a)   0.31    0.51
    September 30...    5,498,546       6,176,513      (1,389,749)(f)     823,104(b)  (0.24)   0.14
    December 31....    6,504,532       8,319,275(c)    1,599,481       2,902,909(d)   0.27    0.51
                     -----------     -----------     -----------      ----------     -----   -----
            Total..  $25,561,344     $26,856,321     $ 4,760,605      $7,543,402     $0.83   $1.32
                     ===========     ===========     ===========      ==========     =====   =====

- ---------------

(a) Note: In the second quarter of 1994, operating results became available to record the operating revenues and expenses of Northland Center which had been classified as an in-substance foreclosure as of December 31, 1993. Prior to such quarter, the Partnership did not record operating results due to the lack of reliable estimates. Therefore, six months of operating activity for Northland Center was recorded in the second quarter of 1994. Total income and net income for the six-month period ended June 30, 1994 for Northland Center was $7,058,996 and $2,566,734, respectively.
(b) Note: In the third quarter of 1994, a write-down of $1,000,000 was taken on other real estate assets relating to The Bank of Delaware Building based on the most recent estimated fair market value of the property.
(c) Note: The net income from The Bank of Delaware Building was estimated to be immaterial to the overall financial statements for the first three quarters of 1994; therefore, a detailed break-out of the revenues and expenses was not provided. Detailed estimates became available after the deed in lieu of foreclosure transaction was executed in the fourth quarter of 1994. Total income and net income (loss) recorded in the fourth quarter of 1994 was $1,853,630 and $(248,506), respectively.
(d) Note: In connection with the deed in lieu of foreclosure on The Bank of Delaware Building in the fourth quarter of 1994, cash of $350,000 was received in addition to the operating cash account of the property which resulted in a reduction of $620,105 to the $1,000,000 loss previously recorded in the third quarter.
(e) Note: In the first quarter of 1995, the Venture recorded $1,254,062 of lease termination rental income which represents the Venture's portion of a lease termination payment received from Kohl's Department Stores, Inc., a former tenant at Northland Center.
(f) Note: In the third quarter of 1995, a write-down of $3,232,210 was taken against the Brookdale zero note since the estimated fair market value of the underlying collateral was less than the carrying value of the mortgage.

                                                                    SCHEDULE III

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                               COSTS
                                            CAPITALIZED      GROSS COST AT WHICH CARRIED
                  INITIAL COST TO COMPANY    SUBSEQUENT           AT END OF THE YEAR
                 --------------------------      TO      ---------------------------------------
                                BUILDINGS    ACQUISITION              BUILDINGS
                                   AND       -----------                 AND                    ACCUMULATED    DATE OF     DATE
DESCRIPTION          LAND      IMPROVEMENTS  IMPROVEMENT    LAND     IMPROVEMENTS    TOTAL     DEPRECIATION CONSTRUCTION ACQUIRED
- -----------      ------------  ------------  ----------- ----------- ------------ ------------ -----------  ------------ ---------
Industrial:
 1200 Whipple
 Road, Union
 City,
 California..... $  2,759,162  $ 5,112,652  $   161,659  $ 2,762,332 $  5,271,141 $  8,033,473 $ 1,029,317  1963            3/17/88
 Maple Lane,
 Plaza Court,
 and Hollywood
 Avenue,
 Bensenville,                                                                                                              12/27/88,
 Illinois.......    1,670,158    5,167,581      317,123    1,673,062    5,481,800    7,154,862     953,745  1979-80         6/8/89
 1850 Westfork
 Drive, Lithia
 Springs,
 Georgia........      750,000    3,009,802      134,330      788,008    3,106,124    3,894,132     543,288  1988            1/6/89
 1345 Doolittle
 Drive, San
 Leandro,
 California.....    4,000,000    6,269,526    1,384,671    4,026,313    7,627,884   11,654,197   1,445,224  1964            5/18/89
Retail:
 Richland
 Mall Richland
 Township,
 Pennsylvania...    1,115,321   11,663,922      724,649    1,115,535   12,388,357   13,503,892   2,361,867  1974-75         7/19/88
 Northland
 Center
 Southfield,
 Michigan.......    7,424,476   24,822,493   10,926,188    7,424,476   35,748,681   43,173,157   1,257,305  1954            7/22/94
Office:
 Sentry Park
 West,
 Montgomery
 County,
 Pennsylvania...    2,624,777   23,981,032    2,093,772    2,651,385   26,048,196   28,699,581   4,704,672  1988           12/22/88
  The Bank
  of Delaware
  Building
  Wilmington,
  Delaware......    4,000,000    4,500,000    1,783,108    4,000,000    6,283,108   10,283,108     136,260  1970           11/15/94
                 ------------  ------------  ----------- ----------- ------------ ------------ -----------
                 $ 24,343,894  $ 84,527,008  $17,525,500 $24,441,111 $101,955,291 $126,396,402 $12,431,678
                 ============  ============  =========== =========== ============ ============ ===========

                   RECONCILIATION OF BEGINNING AND ENDING BALANCES:                      1995            1994            1993
    -------------------------------------------------------------------------------  ------------     -----------     -----------
    Rental Properties --
      Balance at beginning of year.................................................  $118,993,102     $ 70,587,171     $69,963,018
        Transfers by deed in lieu of foreclosure...................................                     40,746,969
        Improvements...............................................................     7,403,300        7,658,962         624,153
                                                                                     ------------     ------------     -----------
      Balance at end of year.......................................................  $126,396,402     $118,993,102     $70,587,171
                                                                                     ============     ============     ===========
    Accumulated Depreciation --

                                                                     SCHEDULE IV

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                                     CARRYING             BALLOON
                                            FINAL      PERIODIC        FACE           AMOUNT              PAYMENT
                             INTEREST      MATURITY    PAYMENT       AMOUNT OF          OF                  AT
        DESCRIPTION            RATE          DATE       TERMS        MORTGAGES       MORTGAGES           MATURITY
- ---------------------------- --------   -------------- --------     -----------     -----------         -----------
Zero coupon first mortgage
  on shopping mall
  in Minnesota..............   10.20%     June 1995         (a)     $10,874,506(e)  $21,498,199(a)(c)   $25,345,353
First mortgage loan on
  apartment complex in
  Massachusetts.............   10.25%   February 1999       (f)       6,000,000       6,000,000(b)        6,000,000
                                                                    -----------     -----------         -----------
         Total..............                                        $16,874,506     $27,498,199(d)      $31,345,353
                                                                    ===========     ===========         ===========

                                                            1995          1994           1993
                                                         -----------   -----------   ------------
Balance at beginning of period.........................  $30,115,465   $27,831,834   $ 82,704,374
Interest accrued on zero coupon notes..................      614,944     2,283,631      3,772,823
Repayment/write-off of mortgage loan receivable........                               (14,000,000)
Write-down of zero coupon mortgage.....................   (3,232,210)                  (7,628,000)
Loans reclassified as other real estate assets.........                               (37,017,363)
                                                         -----------   -----------   ------------
Balance at end of year.................................  $27,498,199   $30,115,465   $ 27,831,834
                                                         ===========   ===========   ============

- ---------------

Notes:
(a) Interest at the imputed rate shown is compounded semiannually and added to the note balance. For book purposes, the Venture discontinued the accretion of interest at the beginning of the second quarter of 1995. The note is currently in default. Since July 1, 1995, under the terms of the mortgage agreement, interest on the note has been accruing off the books at the default rate of 19%.
(b) This loan is not subject to any delinquencies.
(c) EREIM LP Associates, an affiliate, contributed $9,823,108 of the zero coupon mortgage note to the Venture, including principal plus interest at the contribution date. The Venture recorded a valuation allowance of $3,232,210 at September 30, 1995 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral.
(d) The aggregate tax basis is $30,730,409.
(e) Represents the Venture's 71.66% interest in the original face amount of the note excluding compounded interest.
(f) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.



Exhibit               Exhibit Index                                              Page
- -------               -------------                                              -----

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

    (v) Agreement dated March 25, 1994 between The Equitable Life Assurance Society of the United States and Midwest Real Estate Shopping Centers L.P. (formerly Equitable Real Estate Shopping Centers L.P.) (incorporated by reference to Item 10(w) to Form 10-K dated
        December 31, 1994 of EREIM LP Associates (the "1994 10-K")).

    (w) Deed in Lieu of Foreclosure Agreement dated November 15, 1994 by and between Three Hundred Delaware Avenue Associates, L.P. and EML Associates (incorporated by reference to Exhibit 10(x) to the 1994 10-K).

    (x) Lease Termination Agreement dated January 27, 1995 by and between the Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 10-K).

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


27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

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

    (d) Current Report on Form 8-K of the Partnership dated September 27, 1988 (incorporated by reference to File No. 33-11064).

    (e) Current Report on Form 8-K of the Partnership dated December 2, 1988 (incorporated by reference to File No. 33-11064).

    (f) Current Report on Form 8-K of the Partnership dated December 27, 1988 (incorporated by reference to File No. 33-11064).

    (g) Current Report on Form 8-K of the Partnership dated May 18, 1989 (incorporated by reference to File No. 33-11064).

    (h) Audited Financial Statements of Midwest Shopping Centers, L.P. (incorporated by reference to the Form 10-K for the year ended December 31, 1995 of Midwest Shopping Centers, L.P. (File No. 1-9331))