Form 10-Q
period 1996-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1996-05-15
CIK 808369

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934.
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------    ---------------

                         COMMISSION FILE NUMBER 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
      (Exact name of registrant as specified in its governing instrument)

                   DELAWARE                                     58-1739523
           (State of Organization)                 (I.R.S. Employer Identification No.)

    1150 LAKE HEARN DR.; ATLANTA, GEORGIA                       30342-1522
   (Address of principal executive office)                      (Zip Code)

                                 (404) 239-5002
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS:
          Consolidated balance sheets at March 31, 1996 and December 31, 1995.........
          Consolidated statements of operations for the three months ended March 31,
          1996 and 1995...............................................................
          Consolidated statement of partners' capital for the three months ended March
          31, 1996....................................................................

          Consolidated statements of cash flows for the three months ended March 31,
          1996 and 1995...............................................................
          Notes to consolidated financial statements..................................
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................................

PART II   OTHER INFORMATION

Items 1 through 6.....................................................................
Signatures............................................................................

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1996             1995
                                                                  ------------     ------------
                                            ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $13,313,758 in 1996 and $12,431,678 in 1995................  $113,897,864     $113,964,724
  Zero coupon mortgage note receivable, net of valuation
     allowance (Note 1).........................................    21,498,199       21,498,199
  Mortgage loan receivable......................................     6,000,000        6,000,000
                                                                  ------------     ------------
          Total real estate investments.........................   141,396,063      141,462,923
                                                                  ------------     ------------
OTHER ASSETS:
  Cash and short-term investments...............................    20,470,786       21,738,499
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $408,239 in 1996 and
     $460,313 in 1995...........................................     3,227,541        3,446,102
  Deferred rent concessions.....................................     2,032,865        2,030,727
  Guaranty fee, net of accumulated amortization of $1,932,022 in
     1996 and $1,864,960 in 1995 (Notes 2 and 3)................     1,810,692        1,877,755
  Deferred leasing costs, net of accumulated amortization of
     $444,174 in 1996 and $393,867 in 1995......................       714,669          713,979
  Prepaid expenses and other assets.............................       652,828          495,509
  Interest receivable...........................................       138,799          150,233
  Due from affiliates (Note 2)..................................        12,564            9,033
                                                                  ------------     ------------
          Total other assets....................................    29,060,744       30,461,837
                                                                  ------------     ------------
          TOTAL ASSETS..........................................  $170,456,807     $171,924,760
                                                                   ===========      ===========
                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable and accrued real estate expenses.............  $  1,902,080     $  2,221,132
  Accrued capital expenditures..................................       769,379        2,647,092
  Security deposits and unearned rent...........................       426,664          477,737
  Due to affiliates (Note 2)....................................       300,615          609,615
  Distributions declared........................................            --          542,423
                                                                  ------------     ------------
          Total liabilities.....................................     3,398,738        6,497,999
                                                                  ------------     ------------
MINORITY INTEREST IN THE VENTURE................................    32,710,804       32,547,073
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
PARTNERS' CAPITAL:
  General partners..............................................     2,106,435        2,033,056
  Initial limited partner.......................................         6,714            6,650
  Limited partners (5,424,225 BACs issued and outstanding)......   132,234,116      130,839,982
                                                                  ------------     ------------
          Total partners' capital...............................   134,347,265      132,879,688
                                                                  ------------     ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...............  $170,456,807     $171,924,760
                                                                   ===========      ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
REVENUE:
  Rental income.....................................................  $4,865,805     $5,182,394
  Lease termination income..........................................      26,514      1,254,062
  Interest on loans receivable......................................     744,950        768,695
                                                                      ----------     ----------
          Total revenue.............................................   5,637,269      7,205,151
                                                                      ----------     ----------
OPERATING EXPENSES:
  Real estate operating expenses....................................   2,009,222      1,991,127
  Depreciation and amortization.....................................     932,387        750,094
  Real estate taxes.................................................     512,607        611,223
  Property management fees (Note 2).................................     112,108        107,945
                                                                      ----------     ----------
          Total operating expenses..................................   3,566,324      3,460,389
                                                                      ----------     ----------
INCOME FROM PROPERTY OPERATIONS.....................................   2,070,945      3,744,762
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income............................     274,467        278,298
  Asset management fees.............................................    (169,926)      (168,519)
  Amortization of guarantee fee.....................................     (67,063)       (67,063)
  General and administrative, including $130,689 and $130,982 at
     March 31, 1996 and 1995, respectively, to affiliates (Note
     2).............................................................    (177,115)      (198,147)
                                                                      ----------     ----------
          Total other expense -- net................................    (139,637)      (155,431)
                                                                      ----------     ----------
INCOME BEFORE MINORITY INTEREST.....................................   1,931,308      3,589,331
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED VENTURE.............    (463,731)      (799,482)
                                                                      ----------     ----------
NET INCOME..........................................................  $1,467,577     $2,789,849
                                                                       =========      =========
ALLOCATION OF NET INCOME:
  General partners..................................................  $   73,379     $  139,493
  Initial limited partner...........................................          64            122
  Limited partners..................................................   1,394,134      2,650,234
                                                                      ----------     ----------
TOTAL...............................................................  $1,467,577     $2,789,849
                                                                       =========      =========
NET INCOME PER LIMITED PARTNER BAC..................................  $     0.26     $     0.49
                                                                       =========      =========
WEIGHTED AVERAGE BACs OUTSTANDING...................................   5,424,225      5,424,225
                                                                       =========      =========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1995.....................  $2,033,056   $ 6,650   $130,839,982   $132,879,688
Net income.....................................      73,379        64      1,394,134      1,467,577
                                                 ----------   -------   ------------   ------------
Balance, March 31, 1996........................  $2,106,435   $ 6,714   $132,234,116   $134,347,265
                                                  =========    ======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                       MARCH 31,     MARCH 31,
                                                                         1996          1995
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...........................................  $ 5,057,669   $ 5,334,601
  Interest received.................................................    1,030,851       383,026
                                                                      -----------   -----------
  Cash received from operations.....................................    6,088,520     5,717,627
  Cash paid for operating activities................................   (3,769,880)   (3,521,227)
  Cash distributions to minority interest...........................     (300,000)     (400,000)
                                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................    2,018,640     1,796,400
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties......................   (2,692,933)   (3,192,002)
  Expenditures for deferred leasing costs...........................      (50,997)     (139,286)
                                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES...............................   (2,743,930)   (3,331,288)
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners............................     (542,423)     (813,671)
                                                                      -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES...............................     (542,423)     (813,671)
                                                                      -----------   -----------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS.....................   (1,267,713)   (2,348,559)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD................   21,738,499    21,538,416
                                                                      -----------   -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD......................  $20,470,786   $19,189,857
                                                                       ==========    ==========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net income........................................................  $ 1,467,577   $ 2,789,849
                                                                      -----------   -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................      999,450       817,157
     Minority interest in Venture operations........................      463,731       799,482
     Cash distributions to minority interest........................     (300,000)     (400,000)
     Changes in assets (increase) decrease:
       Interest accrual on zero coupon mortgage note................           --      (614,944)
       Accounts receivable and accrued investment income............      218,561    (1,343,834)
       Deferred rent concessions....................................       (2,138)      (78,431)
       Prepaid expenses and other assets............................     (157,319)     (114,702)
       Interest receivable..........................................       11,434       (49,022)
       Due from affiliates..........................................       (3,531)      (26,140)
     Changes in liabilities increase (decrease):
       Accounts payable and accrued real estate expenses............     (319,052)      (16,500)
       Security deposits and unearned rent..........................      (51,073)      320,410
       Due to affiliates............................................     (309,000)     (286,925)
                                                                      -----------   -----------
Total adjustments...................................................      551,063      (993,449)
                                                                      -----------   -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES......................  $ 2,018,640   $ 1,796,400
                                                                       ==========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1. BROOKDALE ZERO NOTE

     EML Associates (the "Venture"), a joint venture through which the Partnership invests in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed rate mortgage loans, holds a 71.66% participation interest in a zero coupon mortgage note. The property which secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from The Equitable Life Assurance Society of the United States ("Equitable") which holds the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from the operation of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     The Venture and Equitable (collectively referred to as "Lender") have agreed in principle to a workout arrangement with Midwest on the Brookdale zero note. Under the proposed plan Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Venture and Equitable, submit a plan of reorganization to the Bankruptcy Court for approval providing as follows:

     - The Brookdale zero note will remain in default. Lender will terminate the foreclosure process, and the current receiver for the property will remain in place as the property manager.

     - In the bankruptcy case, Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Until a third-party sale occurs or a deed in lieu of foreclosure is delivered, Lender will receive as adequate protection payments in the bankruptcy case all positive cash flow generated from the property in excess of property-related expenses and certain administrative costs of the bankruptcy not to exceed $25,000.

     - The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in-possession financing, first shall be paid on a pari passu basis $750,000 to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

     - If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the purchase price under the third-party offer exceeds $20,000,000.

     - If no third-party offer is received by November 15, 1996, or if a third-party purchaser has failed to close its acquisition of the property by December 1, 1996, both Midwest and Lender will have the right to cause the property to be conveyed to Equitable and the Venture as joint tenants. The purchase price for the property shall be $500,000, and the property shall be conveyed to Equitable and the Venture subject to, among other things, the mortgage securing the Brookdale zero note and the mortgage securing Lender's debtor-in-possession financing.

     - Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

     The workout arrangement has been memorialized in a letter agreement dated April 11, 1996, between Midwest and Equitable (the "Letter Agreement"). The Letter Agreement is by its terms nonbinding unless and until a formal agreement is executed by each of the parties pursuant to appropriate corporate or other authorization. The Board of Directors of EREIM Managers Corp., the general partner of the Partnership, has approved the workout arrangement provided for in the Letter Agreement on behalf of the Venture. However, the workout arrangement provided for in the Letter Agreement is subject to certain conditions precedent, the approval of the Board of Directors of Midwest's general partner, and confirmation of Midwest's plan of reorganization by a United States Bankruptcy Court. Management believes that the proposed workout provides an opportunity for Lender to take title to Brookdale Center sooner than would otherwise be possible. A decision by Lender to foreclose on Brookdale Center could result in a non-consenual bankruptcy filing by Midwest which might substantially delay Lender's efforts to take title to the property. In addition, Midwest has the right under Minnesota law to redeem Brookdale Center for one year following the date on which foreclosure occurs. The right of redemption gives a mortgagor the right to reclaim mortgaged property by paying the loan in full after foreclosure, handicapping the mortgagee for the duration of the redemption period, thus negatively impacting its ability to sell or redevelop and remerchandise the property. The transfer of

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Brookdale Center to Lender pursuant to the proposed reorganization plan would terminate Midwest's right of redemption. Furthermore, by giving Midwest an opportunity to market Brookdale Center and to pay off the Brookdale zero note for the sum of $30,000,000, the proposed plan also offers Lender the possibility of realizing on its mortgage without having to take title to the property. There can be no assurance that any definitive formal agreement will be executed by the parties, that all conditions precedent will be met, that all required approvals will be obtained, or that confirmation of the plan will be forthcoming.

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1996 and December 31, 1995 the accrued balance of these fees and reimbursements totaled $300,615 and $609,615, respectively. For each of the three month periods ended March 31, 1996 and 1995, the expense for these recurring fees totaled $300,615 and $299,501, respectively. These amounts are included in the statements of operations as asset management fees and as components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $98,115 and $93,333 during the first quarter of 1996 and 1995, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $50,142 and $17,222 during the first quarter of 1996 and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $487,052 and $379,757 during the first quarter of 1996 and 1995, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $7,417 and $42,061 during the first quarter of 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

3. GUARANTY AGREEMENT

     EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1996 resulting

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 1996 is limited to $245,769,758, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders totaled $108,484,500. As of March 31, 1996, the cumulative 9.75% simple annual return was $84,404,415. As of March 31, 1996, cumulative distributions by the Partnership to the BAC Holders totaled $15,795,328, of which $11,662,084 is attributable to income from operations and $4,133,244 is attributable to sales of Venture assets, principal payments on Mortgage Loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at March 31, 1996, the Venture, in which the Partnership owns an 80% interest, had approximately $18.5 million in short-term investments. These funds are intended to be utilized primarily to fund renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale zero coupon mortgage note, including costs of legal action as well as improvements deemed to be necessary in the event a foreclosure is effected.

     Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of March 31, 1996, approximately $1.9 million of these costs had been expended. Approximately $32,000 in capital costs have been accrued but not paid as of March 31, 1996. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

     Interest received for the three months ended March 31, 1996 increased approximately $648,000 compared to the three months ended March 31, 1995. This increase is primarily due to the receipt of approximately $825,000, of which the Venture's portion was approximately $591,000, which was remitted under the terms of the receivership for the Brookdale Zero Note.

FINANCIAL CONDITION

     Total liabilities decreased approximately $3.1 million from December 31, 1995 to March 31, 1996. Approximately $1.9 million of this decrease is attributable to accrued construction costs of approximately $846,000, $685,000, and $343,000 at The Bank of Delaware Building, Northland Center, and 16/18 Sentry Park West, respectively, paid during the first quarter 1996. The remainder of the decrease is due to the semiannual payment of distributions to BAC holders and limited partners of $542,423 and the semiannual payment of fees to affiliates of approximately $610,000 in the first quarter of 1996.

RESULTS OF OPERATIONS

     Rental income for the three months ended March 31, 1996 decreased approximately $317,000 compared to the three months ended March 31, 1995 primarily due to decreased occupancy at Northland Center, The Bank of Delaware Building, and 7550 Plaza Court.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Lease termination rental income for the three months ended March 31, 1996 decreased approximately $1.2 million compared to the three months ended March 31, 1995 primarily due to approximately $1.3 million of lease termination rental income which was recognized by the Venture during the first quarter of 1995. Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

     Depreciation and amortization for the three months ended March 31, 1996 increased approximately $182,000 compared to the three months ended March 31, 1995 primarily due to approximately $11.0 million of capital renovations at Northland Center which were capitalized at the end of the third quarter of 1995 and approximately $1.9 million which has been capitalized by the Venture in connection with the enhancement, stabilization, and renovation program which was established at the end of the second quarter 1995 for The Bank of Delaware Building.

     Real estate taxes for the three months ended March 31, 1996 decreased approximately $99,000 compared to the three months ended March 31, 1995 primarily due to a successful tax appeal at The Bank of Delaware Building where the value on which the tax assessment is based was lowered by approximately $6.0 million.

     The percentage of leased space at the Venture's properties at March 31, 1996 of 82.1% is approximately the same as the percentage of leased space at December 31, 1995 of 82.2%.

     Under the terms of the Brookdale zero note, which is secured by the Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books at the default rate of 19.0%. Additionally, Equitable and the Venture commenced foreclosure proceedings and a court-appointed receiver was named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at the Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from the operation of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

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

     The Venture and Equitable (collectively referred to as "Lender") have agreed in principle to a workout arrangement with Midwest on the Brookdale zero note. Under the proposed plan Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Venture and Equitable, submit a plan of reorganization to the Bankruptcy Court for approval providing as follows:

     - The Brookdale zero note will remain in default. Lender will terminate the foreclosure process, and the current receiver for the property will remain in place as the property manager.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     - In the bankruptcy case, Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Until a third-party sale occurs or a deed in lieu of foreclosure is delivered, Lender will receive as adequate protection payments in the bankruptcy case all positive cash flow generated from the property in excess of property-related expenses and certain administrative costs of the bankruptcy not to exceed $25,000.

     - The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in-possession financing, first shall be paid on a pari passu basis $750,000 to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

     - If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the purchase price under the third-party offer exceeds $20,000,000.

     - If no third-party offer is received by November 15, 1996, or if a third-party purchaser has failed to close its acquisition of the property by December 1, 1996, both Midwest and Lender will have the right to cause the property to be conveyed to Equitable and the Venture as joint tenants. The purchase price for the property shall be $500,000, and the property shall be conveyed to Equitable and the Venture subject to, among other things, the mortgage securing the Brookdale zero note and the mortgage securing Lender's debtor-in-possession financing.

     - Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

     The workout arrangement has been memorialized in a letter agreement dated April 11, 1996, between Midwest and Equitable (the "Letter Agreement"). The Letter Agreement is by its terms nonbinding unless and until a formal agreement is executed by each of the parties pursuant to appropriate corporate or other authorization. The Board of Directors of EREIM Managers Corp., the general partner of the Partnership, has approved the workout arrangement provided for in the Letter Agreement on behalf of the Venture. However, the workout arrangement provided for in the Letter Agreement is subject to certain conditions precedent, the approval of the Board of Directors of Midwest's general partner, and confirmation of a plan of reorganization by a United States Bankruptcy Court. Management believes that the proposed workout provides an opportunity for Lender to take title to Brookdale Center sooner than would otherwise be possible. A decision by Lender to foreclose on Brookdale Center could result in a non-consenual bankruptcy filing by Midwest which might substantially delay Lender's efforts to take title to the property. In addition, Midwest has the right under Minnesota law to redeem Brookdale Center for one year following the date on which foreclosure occurs. The right of redemption gives a mortgagor the right to reclaim mortgaged property by paying the loan in full after foreclosure, handicapping the mortgagee for the duration of the redemption period, thus negatively impacting its ability to sell or redevelop and remerchandise the property. The transfer of Brookdale Center to Lender pursuant to the proposed reorganization plan would terminate Midwest's right of redemption. Furthermore, by giving Midwest an opportunity to market Brookdale Center and to pay off the Brookdale zero note for the sum of $30,000,000, the proposed plan also offers Lender the possibility of realizing on its mortgage without having to take title to the property. There can be no assurance that any definitive formal agreement will be executed by the parties, that all conditions precedent will be met, that all required approvals will be obtained, or that confirmation of the plan will be forthcoming.

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

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By: EREIM Managers Corp.
                                            ------------------------------------
                                            Managing General Partner


                                          By: Claire Snedeker
                                            ------------------------------------
                                            Claire Snedeker
                                            Vice President, Controller
                                            and Treasurer
                                            (Principal Accounting Officer)

Dated: May 15, 1996

                                 EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
- - -----------       ---------------------------------------------------------------------------------
      27       -- Financial Data Schedule (for SEC filing purposes only)