Form 10-Q
period 1996-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1996-08-14
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------



        (Mark One)

              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarterly period ended June 30, 1996
                                                        -------------
                                       OR

              [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.


       For the transition period from                   to
                                      ------------------   ------------------

                         Commission file number 0-17684
                                                -------
                       ML/EQ Real Estate Portfolio, L.P.
- -------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instrument)



            Delaware                                         58-1739523
- -------------------------------------------------------------------------------
    (State of Organization)                               (I.R.S. Employer
                                                        Identification No.)

    1150 Lake Hearn Dr; Atlanta, Georgia                       30342-1522
- -------------------------------------------------------------------------------
   (Address of principal executive office)                     (Zip Code)

(Registrant's telephone number, including area code)           (404) 239-5002
- -------------------------------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  --X--     No
                                               --------      --------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS




PART  I - FINANCIAL INFORMATION

             Item 1 - Financial statements:


                           Consolidated balance sheets at June 30, 1996 and
                            December 31, 1995
                           Consolidated statements of operations for the three
                            and six months ended June 30, 1996 and 1995
                           Consolidated statement of partners' capital for the
                            six months ended June 30, 1996
                           Consolidated statements of cash flows for the six
                            months ended June 30, 1996 and 1995
                           Notes to consolidated financial statements

             Item 2 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


PART II - OTHER INFORMATION

             Items 1 through 6
             Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        1996           1995
                                                                    ------------   ------------
                                            ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $14,207,399 in 1996 and $12,431,678 in 1995..................  $113,829,322   $113,964,724
  Zero coupon mortgage note receivable, net of valuation allowance
     (Note 1).....................................................    21,498,199     21,498,199
  Mortgage loan receivable........................................     6,000,000      6,000,000
                                                                    ------------   ------------
          Total real estate investments...........................   141,327,521    141,462,923
                                                                    ------------   ------------
OTHER ASSETS:
  Cash and short-term investments.................................    23,199,416     21,738,499
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $584,355 in 1996 and
     $460,313 in 1995.............................................     2,649,027      3,446,102
  Deferred rent concessions.......................................     2,049,997      2,030,727
  Guaranty fee, net of accumulated amortization of $1,999,086 in
     1996 and $1,864,960 in 1995 (Notes 2 and 3)..................     1,743,630      1,877,755
  Deferred leasing costs, net of accumulated amortization of
     $496,376 in 1996 and $393,867 in 1995........................       733,492        713,979
  Prepaid expenses and other assets...............................       216,580        495,509
  Interest receivable.............................................       147,572        150,233
  Due from affiliates (Note 2)....................................        26,792          9,033
                                                                    ------------   ------------
          Total other assets......................................    30,766,506     30,461,837
                                                                    ------------   ------------
          TOTAL ASSETS............................................  $172,094,027   $171,924,760
                                                                     ===========    ===========
                               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses...............  $  1,716,269   $  2,221,132
  Due to affiliates (Note 2)......................................       600,267        609,615
  Security deposits and unearned rent.............................       578,160        477,737
  Distributions declared..........................................       542,423        542,423
  Accrued capital expenditures....................................       140,994      2,647,092
                                                                    ------------   ------------
          Total liabilities.......................................     3,578,113      6,497,999
                                                                    ------------   ------------
MINORITY INTEREST IN THE VENTURE..................................    33,187,775     32,547,073
                                                                    ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
PARTNERS' CAPITAL:
  General partners................................................     2,182,600      2,033,056
  Initial limited partner.........................................         6,781          6,650
  Limited partners (5,424,225 BACs issued and outstanding)........   133,138,758    130,839,982
                                                                    ------------   ------------
          Total partners' capital.................................   135,328,139    132,879,688
                                                                    ------------   ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL.................  $172,094,027   $171,924,760
                                                                     ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                               -----------------------     ------------------------
                                                  1996         1995           1996         1995
                                               ----------   ----------     ----------   -----------
REVENUE:
  Rental income..............................  $4,716,876   $5,493,609     $9,582,681   $10,676,004
  Lease termination income...................      35,657      122,166         62,171     1,376,228
  Interest on loans receivable...............     977,848      153,750      1,722,798       922,444
                                               ----------   ----------     ----------   -----------
          Total revenue......................   5,730,381    5,769,525     11,367,650    12,974,676
                                               ----------   ----------     ----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses.............   1,939,586    1,903,525      3,948,808     3,894,652
  Depreciation and amortization..............     976,069      695,635      1,908,456     1,445,730
  Real estate taxes..........................     570,507      626,292      1,083,114     1,237,515
  Property management fees (Note 2)..........     119,034      150,789        231,142       258,734
                                               ----------   ----------     ----------   -----------
          Total operating expenses...........   3,605,196    3,376,241      7,171,520     6,836,631
                                               ----------   ----------     ----------   -----------
INCOME FROM PROPERTY OPERATIONS..............   2,125,185    2,393,284      4,196,130     6,138,045
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income.....     281,416      305,293        555,883       583,591
  Asset management fees......................    (169,926)    (170,391)      (339,852)     (338,910)
  Amortization of guarantee fee..............     (67,063)     (67,063)      (134,126)     (134,125)
  General and administrative, including
     $260,415 and $262,755 at June 30, 1996
     and 1995, respectively, to affiliates
     (Note 2)................................    (169,344)    (165,985)      (346,459)     (364,132)
                                               ----------   ----------     ----------   -----------
          Total other expense -- net.........    (124,917)     (98,146)      (264,554)     (253,576)
                                               ----------   ----------     ----------   -----------
INCOME BEFORE MINORITY INTEREST..............   2,000,268    2,295,138      3,931,576     5,884,469
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE.......................    (476,971)    (534,114)      (940,702)   (1,333,596)
                                               ----------   ----------     ----------   -----------
NET INCOME...................................  $1,523,297   $1,761,024     $2,990,874   $ 4,550,873
                                                =========    =========      =========    ==========
ALLOCATION OF NET INCOME:
  General partners...........................  $   76,165   $   88,051     $  149,544   $   227,544
  Initial limited partner....................          67           77            131           199
  Limited partners...........................   1,447,065    1,672,896      2,841,199     4,323,130
                                               ----------   ----------     ----------   -----------
          TOTAL..............................  $1,523,297   $1,761,024     $2,990,874   $ 4,550,873
                                                =========    =========      =========    ==========
NET INCOME PER LIMITED
  PARTNER BAC................................  $     0.27   $     0.31     $     0.52   $      0.80
                                                =========    =========      =========    ==========
WEIGHTED AVERAGE BACs
  OUTSTANDING................................   5,424,225    5,424,225      5,424,225     5,424,225
                                                =========    =========      =========    ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1995.....................  $2,033,056   $ 6,650   $130,839,982   $132,879,688
Net income.....................................     149,544       131      2,841,199      2,990,874
Distributions declared.........................          --        --       (542,423)      (542,423)
                                                 ----------   -------   ------------   ------------
Balance, June 30, 1996.........................  $2,182,600   $ 6,781   $133,138,758   $135,328,139
                                                  =========    ======    ===========    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                 JUNE 30,      JUNE 30,
                                                                                   1996          1995
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received.....................................................  $10,523,080   $11,927,335
  Interest received...........................................................    2,281,342       835,144
                                                                                -----------   -----------
  Cash received from operations...............................................   12,804,422    12,762,479
  Cash paid for operating activities..........................................   (6,202,416)   (6,006,256)
  Cash distributions to minority interest.....................................     (300,000)     (400,000)
                                                                                -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................    6,302,006     6,356,223
                                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties................................   (4,171,321)   (5,556,462)
  Expenditures for deferred leasing costs.....................................     (127,345)     (276,480)
                                                                                -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES.........................................   (4,298,666)   (5,832,942)
                                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners......................................     (542,423)     (813,671)
                                                                                -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES.........................................     (542,423)     (813,671)
                                                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS.................................................................    1,460,917      (290,390)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD..........................   21,738,499    21,538,416
                                                                                -----------   -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD................................  $23,199,416   $21,248,026
                                                                                ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income....................................................................    2,990,874     4,550,873
                                                                                -----------   -----------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................................    2,042,582     1,579,855
  Minority interest in Venture operations.....................................      940,702     1,333,596
  Cash distributions to minority interest.....................................     (300,000)     (400,000)
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage note receivable..................           --      (614,944)
    Accounts receivable and accrued investment income.........................      797,075      (194,702)
    Deferred rent concessions.................................................      (19,270)     (159,190)
    Interest receivable.......................................................        2,661       (55,946)
    Prepaid expenses and other assets.........................................      278,929       392,644
    Due from affiliates.......................................................      (17,759)           --
  Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses.........................     (504,863)     (301,011)
    Security deposits and unearned rent.......................................      100,423       228,996
    Due to affiliates.........................................................       (9,348)       (3,948)
                                                                                -----------   -----------
Total adjustments.............................................................    3,311,132     1,805,350
                                                                                -----------   -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES................................  $ 6,302,006   $ 6,356,223
                                                                                ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

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

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center during this period as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

     As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

     In April, 1996 the Venture and Equitable (collectively referred to as "Lender") agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy.

     Under the Bankruptcy Code, Midwest has the exclusive right for one hundred twenty days after filing for bankruptcy to propose a plan of reorganization to the Bankruptcy Court for approval. Midwest has not yet filed a plan but is expected to do so soon. Although no assurances can be given, the Venture expects that the plan, when filed, will be consistent with the Letter Agreement. If so, the material provisions of the plan would be as follows:

     - The Brookdale zero note will remain in default.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

     - The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in possession financing, first shall be paid on a pari passu basis $750,000 to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

      for the property shall be $500,000, and the property shall be conveyed to Equitable and the Venture subject to, among other things, the mortgage securing the Brookdale zero note and the mortgage securing Lender's debtor-in-possession financing.

     - Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted, during the bankruptcy, various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

     The Venture and Equitable have entered into an agreement between themselves to support Midwest's plan of reorganization as outlined in the Letter Agreement, to make all decisions regarding the plan of reorganization jointly, and to share all expenses, on a pro rata basis, in connection with the bankruptcy and all undertakings jointly agreed upon by the Venture and Equitable in accordance with their participation interests in the Brookdale zero note.

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1996 and December 31, 1995 the accrued balance of these fees and reimbursements totaled $600,267 and $609,615, respectively. For each of the six month periods ended June 30, 1996 and 1995, the expense for these recurring fees totaled $600,267 and $601,664, respectively. These amounts are included in the statements of operations as asset management fees and components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail").

     Property management fees are generally established at specified percentages of 1% to 5% of gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $200,825 and $229,364 for the six months ended June 30, 1996 and 1995, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions incurred by the Venture and payable to Compass and Compass Retail were $50,316 and $39,583 for each of the six month periods ended June 30, 1996 and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $898,021 and $863,144 for each of the six month periods ended June 30, 1996 and 1995, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $77,394 and $66,236 for each of the six month periods ended June 30, 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Compass Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Compass Retail for due diligence work were $72,047, of which the Venture's portion was $51,630, for the six month period ended June 30, 1996. The consulting fees have been included in the statements of operations as a component of real estate operating expenses.

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

     The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the Partnership's investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1996, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 1996 is limited to $245,755,859, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders totaled $108,484,500. As of June 30, 1996, the cumulative 9.75% simple annual return was $86,934,078. As of June 30, 1996, cumulative distributions by the Partnership to the BAC Holders totaled $15,795,328, of which $11,662,084 is attributable to income from operations and $4,133,244 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. A distribution of capital proceeds in the amount of $542,423 was declared on June 30, 1996. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at June 30, 1996, the Venture, in which the Partnership owns an 80% interest, had approximately $21.2 million in short-term investments. These funds are intended to be utilized primarily to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to pay the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note, including legal costs with respect to the Midwest bankruptcy proceeding as well as improvements deemed to be necessary in the event title is transferred to the Venture and Equitable.

     Management has established an enhancement, stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of June 30, 1996, approximately $2.5 million of these costs had been expended. Included in the estimated $4.3 million of expenditures related to The Bank of Delaware renovation program is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. No significant leasing has occurred during the six months ended June 30, 1996.

     Cash received from tenant-related revenues for the six months ended June 30, 1996 decreased approximately $1.4 million compared to cash received from tenant-related revenues for the six months ended June 30, 1995. This decrease is primarily due to the receipt , in the second quarter of 1995, of approximately $1.8 million, of which the Venture's portion was approximately $1.3 million, remitted by Kohl's Department Store, Inc. ("Kohl's"), a former tenant at Northland Center, pursuant to an agreement in connection with the termination of Kohl's lease. This agreement released Kohl's from any remaining obligation under the original lease agreement.

     Interest received for the six month period ended June 30, 1996 increased approximately $1.4 million compared to interest received for the six month period ended June 30, 1995. This increase is primarily due to the receipt of approximately $2.0 million, of which the Venture's portion was approximately $1.4 million, which was remitted under the terms of the receivership for the Brookdale Zero Note.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCIAL CONDITION

     Accounts receivable and accrued investment income decreased approximately $800,000 from December 31, 1995 to June 30, 1996. This decrease is primarily due to the timing of the remittance of rental income. Additionally, in connection with a bankruptcy settlement at 7550 Plaza Court, approximately $115,000 was received during the first six months of 1996 as payment for receivables in arrears. The Bank of Delaware Building billed and collected approximately $130,000 in escalations during the first six months of 1996 which were accrued as of December 31, 1995.

     Prepaid expenses and other assets decreased approximately $280,000 from December 31, 1995 to June 30, 1996. This decrease is primarily due to the amortization of prepaid real estate taxes.

     Total liabilities decreased approximately $2.9 million from December 31, 1995 to June 30, 1996. This decrease is primarily due to the payment of accrued construction costs of approximately $2.5 million during the first six months of 1996. Approximately $300,000 of the decrease is due to the timing of payment of accounts payable and accrued real estate expenses at Northland Center. The remainder of the decrease is due to the payment of insurance premiums during the first half of 1996.

RESULTS OF OPERATIONS

     Rental income for the three and six months ended June 30, 1996 decreased approximately $780,000 and $1.1 million, respectively compared to the three and six months ended June 30, 1995. This decrease is primarily due to decreased occupancy at Northland Center, the Bank of Delaware Building, and 7550 Plaza Court.

     Lease termination rental income for the six month period ended June 30, 1996 decreased approximately $1.3 million compared to the six month period ended June 30, 1995. This decrease is primarily due to approximately $1.3 million of lease termination rental income which was recognized by the Venture during the first quarter of 1995. Pursuant to an agreement with Kohl's, a former tenant at Northland Center, Equitable agreed to accept approximately $1.8 million in connection with the termination of Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

     Interest on loans receivable for the three and six months ended June 30, 1996 increased approximately $820,000 and $800,000, respectively, compared to the three and six months ended June 30, 1995. This increase is primarily due to the receipt of cash remitted under the terms of receivership for the Brookdale zero note of approximately $825,000 and $2.0 million for the three and six months ended June 30, 1996, respectively, of which the Venture's portion was approximately $590,000 and $1.4 million, respectively. The Venture recorded cash received under the terms of receivership as interest income. This increase is offset by accrued interest of approximately $0 and $615,000 on the Brookdale zero note for the three and six month period ended June 30, 1995, respectively.

     Depreciation and amortization for the three and six months ended June 30, 1996 increased by approximately $280,000 and $465,000, respectively compared to the three and six months ended June 30, 1995. This increase is primarily due to the depreciation on approximately $11.0 million and $1.8 million of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

capital expenditures at Northland Center which were capitalized in the third quarter of 1995 and the first six months of 1996, respectively. The remainder of the increase is due to the depreciation on approximately $2.5 million which has been capitalized by the Venture in connection with the enhancement, stabilization, and renovation program which was established at the end of the second quarter of 1995 for the Bank of Delaware Building.

     The percentage of leased space at the Venture's properties at June 30, 1996 of 82.8% is approximately the same as the percentage of leased space at December 31, 1995 of 82.2%.

     Under the terms of the Brookdale zero note, which is secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center during this period on a cash basis as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

     As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

     In April, 1996 the Venture and Equitable (collectively referred to as "Lender") agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy.

     Under the Bankruptcy Code, Midwest has the exclusive right for one hundred twenty days after filing for bankruptcy to propose a plan of reorganization to the Bankruptcy Court for approval. Midwest has not yet filed a plan but is expected to do so soon. Although no assurances can be given, the Venture expects that the plan, when filed, will be consistent with the Letter Agreement. If so, the material provisions of the plan would be as follows:

     - The Brookdale zero note will remain in default.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

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

     - Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted, during the bankruptcy, various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

     The Venture and Equitable have entered into an agreement between themselves to support Midwest's plan of reorganization as outlined in the Letter Agreement, to make all decisions regarding the plan of reorganization jointly, and to share all expenses, on a pro rata basis, in connection with the bankruptcy and all undertakings jointly agreed upon by the Venture and Equitable in accordance with their participation interests in the Brookdale zero note.

     Midwest is subject to the informational requirements under the Securities Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities and Exchange Commission
(SEC) under Commission File No. 1-9331. Such reports and other information

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549 at prescribed rates.

     Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stabilized in many of the properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

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


                                        ML/EQ Real Estate Portfolio, L.P.

                                        By:  EREIM Managers Corp.
                                             Managing General Partner



                                        By:  /s/Patricia C. Snedeker
                                             --------------------------------
                                             Patricia C. Snedeker
                                             Vice President, Controller
                                               and Treasurer
                                             (Principal Accounting Officer)





Dated: August 14, 1996

                                 EXHIBIT INDEX


Exhibit No.                                Description
- -----------          -------------------------------------------------------
    27                Financial Data Schedule (for SEC filing purposes only)