Form 10-Q
period 1996-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1996-11-14
CIK 808369

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



  (Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended     September 30, 1996
                                            ------------------------------------

                                     OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                  to
                                 -----------------  ----------------------------

                       Commission file number 0-17684
                                             ----------


                      ML/EQ Real Estate Portfolio, L.P.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)

           Delaware                                  58-1739523
--------------------------------------------------------------------------------
    (State of Organization)             (I.R.S. Employer Identification No.)

  1150 Lake Hearn Dr; Atlanta, Georgia               30342-1522
--------------------------------------------------------------------------------
 (Address of principal executive office)             (Zip Code)

(Registrant's telephone number, including area code)       (404) 239-5002
                                                    ----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X      No
                                                   -----      -----

                      ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                  CONTENTS





PART  I - FINANCIAL INFORMATION

        Item 1 - Financial statements:

                Consolidated balance sheets at September 30, 1996 and
                  December 31, 1995
                Consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995
                Consolidated statement of partners' capital for the nine months ended September 30, 1996
                Consolidated statements of cash flows for the nine months ended
                  September 30, 1996 and 1995
                Notes to consolidated financial statements

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

        Items 1 through 6
        Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1996            1995
                                                                    -------------   ------------
                                             ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $15,131,922 in 1996 and $12,431,678 in 1995..................  $ 113,274,429   $113,964,724
  Zero coupon mortgage note receivable, net of valuation allowance
     (Note 1).....................................................     21,498,199     21,498,199
  Mortgage loan receivable........................................      6,000,000      6,000,000
                                                                    -------------   ------------
          Total real estate investments...........................    140,772,628    141,462,923
                                                                    -------------   ------------
OTHER ASSETS:
  Cash and short-term investments.................................     25,351,111     21,738,499
  Deferred rent concessions.......................................      2,184,192      2,030,727
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $495,209 in 1996 and
     $460,313 in 1995.............................................      2,060,442      3,446,102
  Guaranty fee, net of accumulated amortization of $2,066,148 in
     1996 and $1,864,960 in 1995 (Notes 2 and 3)..................      1,676,567      1,877,755
  Prepaid expenses and other assets...............................      1,020,245        495,509
  Deferred leasing costs, net of accumulated amortization of
     $556,200 in 1996 and $393,867 in 1995........................        861,887        713,979
  Interest receivable.............................................        102,911        150,233
  Due from affiliates (Note 2)....................................          3,103          9,033
                                                                    -------------   ------------
          Total other assets......................................     33,260,458     30,461,837
                                                                    -------------   ------------
          TOTAL ASSETS............................................  $ 174,033,086   $171,924,760
                                                                    =============   ============
                               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses...............  $   2,477,125   $  2,221,132
  Security deposits and unearned rent.............................        458,337        477,737
  Due to affiliates (Note 2)......................................        302,723        609,615
  Accrued capital expenditures....................................        108,975      2,647,092
  Distributions declared..........................................             --        542,423
                                                                    -------------   ------------
          Total liabilities.......................................      3,347,160      6,497,999
                                                                    -------------   ------------
MINORITY INTEREST IN THE VENTURE..................................     33,458,040     32,547,073
                                                                    -------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
PARTNERS' CAPITAL:
  General partners................................................      2,277,587      2,033,056
  Initial limited partner.........................................          6,864          6,650
  Limited partners (5,424,225 BACs issued and outstanding)........    134,943,435    130,839,982
                                                                    -------------   ------------
          Total partners' capital.................................    137,227,886    132,879,688
                                                                    -------------   ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL.................  $ 174,033,086   $171,924,760
                                                                    =============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                             ------------------------     -------------------------
                                                1996         1995            1996          1995
                                             ----------   -----------     -----------   -----------
REVENUE:
  Rental income............................  $5,233,540   $ 4,944,210     $14,816,221   $15,620,214
  Lease termination income.................          --       111,205          62,171     1,487,433
  Interest on loans receivable.............   1,030,690       153,750       2,753,488     1,076,194
                                             ----------   -----------     ------------  ------------
          Total revenue....................   6,264,230     5,209,165      17,631,880    18,183,841
                                             ----------   -----------     ------------  ------------
OPERATING EXPENSES:
  Real estate operating expenses...........   1,998,146     2,060,464       5,946,954     5,955,116
  Depreciation and amortization............     984,346       745,203       2,892,802     2,190,933
  Real estate taxes........................     606,913       586,559       1,690,027     1,824,074
  Property management fees (Note 2)........     116,360       114,908         347,502       373,642
  Provision for impairment on zero coupon
     mortgage (Note 1).....................          --     3,232,210              --     3,232,210
                                             ----------   -----------     ------------  ------------
          Total operating expenses.........   3,705,765     6,739,344      10,877,285    13,575,975
                                             ----------   -----------     ------------  ------------
INCOME FROM PROPERTY OPERATIONS............   2,558,465    (1,530,179)      6,754,595     4,607,866
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income...     319,112       289,380         874,995       872,971
  Asset management fees....................    (171,793)     (172,264)       (511,645)     (511,174)
  Amortization of guarantee fee............     (67,062)      (67,063)       (201,188)     (201,188)
  General and administrative, including
     $391,345 and $395,640 at September 30,
     1996 and 1995 respectively, to
     affiliates (Note 2)...................    (168,710)     (163,423)       (515,169)     (527,555)
                                             ----------   -----------     ------------  ------------
          Total other expense -- net.......     (88,453)     (113,370)       (353,007)     (366,946)
                                             ----------   -----------     ------------  ------------
INCOME BEFORE MINORITY INTEREST............   2,470,012    (1,643,549)      6,401,588     4,240,920
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE.....................    (570,265)      253,800      (1,510,967)   (1,079,796)
                                             ----------   -----------     ------------  ------------
NET INCOME.................................  $1,899,747   $(1,389,749)    $ 4,890,621   $ 3,161,124
                                             ==========   ===========     ============  ============
ALLOCATION OF NET INCOME:
  General partners.........................  $   94,987   $   (69,488)    $   244,531   $   158,056
  Initial limited partner..................          83           (61)            214           138
  Limited partners.........................   1,804,677    (1,320,200)      4,645,876     3,002,930
                                             ----------   -----------     ------------  ------------
          TOTAL............................  $1,899,747   $(1,389,749)    $ 4,890,621   $ 3,161,124
                                             ==========   ===========     ============  ============
NET INCOME PER LIMITED PARTNER BAC.........  $      .34   $      (.24)    $       .86   $       .55
                                             ==========   ===========     ============  ============
WEIGHTED AVERAGE BACs OUTSTANDING..........   5,424,225     5,424,225       5,424,225     5,424,225
                                             ==========   ===========     ============  ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1995.....................  $2,033,056   $ 6,650   $130,839,982   $132,879,688
Net income.....................................     244,531       214      4,645,876      4,890,621
Distributions..................................          --        --       (542,423)      (542,423)
                                                 ----------    ------   ------------   ------------
Balance, September 30, 1996....................  $2,277,587   $ 6,864   $134,943,435   $137,227,886
                                                 ==========    ======   ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                              1996             1995
                                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received..............................................    $16,091,187     $  16,580,871
  Interest received....................................................      3,675,805         1,275,631
                                                                          -------------    -------------
  Cash received from operations........................................     19,766,992        17,856,502
  Cash paid for operating activities...................................     (9,581,002)      (10,062,605)
  Cash distributions to minority interest..............................       (600,000)         (775,000)
                                                                          -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................      9,585,990         7,018,897
                                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties.........................     (4,572,971)       (6,510,612)
  Expenditures for deferred leasing costs..............................       (315,561)         (276,021)
                                                                          -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES..................................     (4,888,532)       (6,786,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners...............................     (1,084,846)       (1,627,305)
                                                                          -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES..................................     (1,084,846)       (1,627,305)
                                                                          -------------    -------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.............      3,612,612        (1,395,041)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD...................     21,738,499        21,538,416
                                                                          -------------    -------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD.........................    $25,351,111     $  20,143,375
                                                                          ============     =============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net Income...........................................................    $ 4,890,621     $   3,161,124
                                                                          -------------    -------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................      3,093,990         2,392,121
  Provision for impairment on zero coupon mortgage.....................             --         3,232,210
  Minority interest in Venture operations..............................      1,510,967         1,079,796
  Cash distributions to minority interest..............................       (600,000)         (775,000)
Changes in assets (increase) decrease:
  Interest accrual on zero coupon mortgage note receivable.............             --          (614,944)
  Accounts receivable and accrued investment income....................      1,385,660          (637,254)
  Deferred rent concessions............................................       (153,465)         (209,924)
  Interest receivable..................................................         47,322           (58,590)
  Prepaid expenses and other assets....................................       (524,736)         (338,725)
  Due from affiliates..................................................          5,930                --
Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses....................        255,993          (231,857)
  Security deposits and unearned rent..................................        (19,400)          320,402
  Due to affiliates....................................................       (306,892)         (300,462)
                                                                          -------------    -------------
Total adjustments......................................................      4,695,369         3,857,773
                                                                          -------------    -------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES.........................    $ 9,585,990     $   7,018,897
                                                                          ============     =============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

     In April, 1996 the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

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

     In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy. The Venture records cash received from the operation of Brookdale Center as interest income. During the third quarter of 1996 approximately $1,224,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $877,000.

     Consistent with the Letter Agreement, Midwest filed a plan of reorganization with the Bankruptcy Court on August 23, 1996. The material provisions of the plan, which is subject to the approval of the Bankruptcy Court are as follows:

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

     - If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the net sales proceeds under the third-party offer exceeds $20,000,000.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     To date, Midwest has not received a third-party offer to purchase the property which would produce net sales proceeds of at least $30,750,000 or any third-party offer at a lesser price acceptable to Equitable and the Venture. Consequently, Management believes that upon approval of the plan, it is likely that the property will be conveyed to the Equitable and the Venture for a purchase price of $500,000.

     On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others (see "Legal Proceedings") filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

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

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1996 and December 31, 1995 the accrued balance of these fees and reimbursements totaled $302,723 and $609,615, respectively. For each of the nine month periods ended September 30, 1996 and 1995, the expense for these recurring fees totaled $902,989 and $906,814, respectively. These amounts are included in the statements of operations as asset management fees and components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. "Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of gross receipts of the properties as defined in the management agreements. Property management fees for

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

properties managed by Compass and Compass Retail were $299,435 and $324,112 for the nine months ended September 30, 1996 and 1995, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions incurred by the Venture and payable to Compass and Compass Retail were $62,059 and $42,063 for each of the nine month periods ended September 30, 1996 and 1995, respectively. Leasing commissions are capitalized as deferred leasing costs on the balance sheet or expensed as real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $1,288,456 and $1,444,270 for each of the nine month periods ended September 30, 1996 and 1995, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $88,331 and $44,286 for each of the nine month periods ended September 30, 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Compass Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Compass Retail for due diligence work are $72,047, of which the Venture's portion is $51,630, for the nine month period ended September 30, 1996. The consulting fees are included in the statements of operations as a component of real estate operating expenses.

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

     The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1996, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 1996 is limited to $244,892,172, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Capital contributions by the BAC Holders totaled $108,484,500. As of September 30, 1996, the cumulative 9.75% simple annual return was $89,486,915. As of September 30, 1996, cumulative distributions by the Partnership to the BAC Holders totaled $16,337,751, of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Partnership had cash and short-term investments of approximately $2.0 million. Such cash and short-term investments are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at September 30, 1996, the Venture, in which the Partnership owns an 80% interest, had approximately $23.3 million in short-term investments. These funds are intended to be utilized primarily to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to pay the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note, including legal costs with respect to the Midwest bankruptcy proceeding as well as improvements deemed to be necessary in the event title is transferred to the Venture and Equitable.

     Management has established an enhancement, stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of September 30, 1996, approximately $2.6 million of these costs have been expended. Included in the estimated $4.3 million of expenditures related to The Bank of Delaware renovation program is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. No significant leasing has occurred during the nine months ended September 30, 1996.

     The Venture anticipates expenditures to be incurred to increase tenancy at Richland Mall of approximately $3.4 million, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Clemens Market will vacate approximately 26,000 square feet of space upon the expiration of its lease on December 31, 1996. Management is negotiating a lease with Redner's Market that would involve expanding the Clemens Market space, upon the expiration of its lease, into approximately 55,000 square feet of leasable space for Redner's Market. The Redner's Market lease, expected to commence in March of 1998, has an anticipated term of twenty years with renewal options thereafter. Also included in the estimated $3.4 million of expenditures is $1.3 million in connection with the relocation of existing tenants to accommodate the Redner's store, lease

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

termination costs, and additional work necessary to reconfigure Richland Mall for the Redner's Market expansion and additional, as yet unnamed, mall stores.

     Cash received from tenant-related revenues for the nine months ended September 30, 1996 decreased approximately $500,000 compared to cash received from tenant-related revenues for the nine months ended September 30, 1995. This decrease is primarily due to the receipt, in the second quarter of 1995, of approximately $1.8 million, of which the Venture's portion was approximately $1.3 million, remitted by Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, pursuant to an agreement in connection with the termination of Kohl's lease. This agreement released Kohl's from any remaining obligation under the original lease agreement. This decrease is offset by the receipt of tenant rentals during the first nine months of 1996.

     Interest received for the nine month period ended September 30, 1996 increased approximately $2.4 million compared to interest received for the nine month period ended September 30, 1995. This increase is primarily due to the receipt of approximately $3.2 million, of which the Venture's portion was approximately $2.3 million, which was remitted in connection with the Brookdale Zero Note.

     Cash paid for operating activities for the nine months ended September 30, 1996 decreased approximately $500,000 compared to cash paid for operating activities for the nine months ended September 30, 1995. This decrease is primarily due to the timing of the payment of operating expenses.

FINANCIAL CONDITION

     Accounts receivable and accrued investment income decreased approximately $1.4 million from December 31, 1995 to September 30, 1996. This decrease is primarily due to the timing of the remittance of rental income. Additionally, approximately $115,000 was received as payment for receivables in arrears in connection with a bankruptcy settlement at 7550 Plaza Court. The Bank of Delaware Building billed and collected approximately $130,000 in escalations which were accrued as of December 31, 1995.

     Prepaid expenses and other assets increased approximately $525,000 from December 31, 1995 to September 30, 1996. This increase is primarily due to the payment of real estate taxes at Northland Center.

     Total liabilities decreased approximately $3.2 million from December 31, 1995 to September 30, 1996. This decrease is primarily due to the payment of approximately $2.5 million of accrued construction costs, the payment of semiannual distributions of $542,423 declared as of December 1995 and paid in February 1996, and the semiannual payment of fees to affiliates of approximately $600,000. This decrease is offset by the accrual of approximately $303,000 of fees due to affiliates for the third quarter of 1996.

RESULTS OF OPERATIONS

     Rental income for the nine months ended September 30, 1996 decreased approximately $800,000 compared to the nine months ended September 30, 1995. Rental income decreased approximately $1.1 million at Northland Center, of which the Venture's portion was approximately $780,000, due to a decrease in common area income, which resulted from a decrease in common area expenses, and the recognition of bad debt on tenants' accounts past due.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Lease termination income for the nine months ended September 30, 1996 decreased approximately $1.4 million compared to the nine months ended September 30, 1995. This decrease is primarily due to approximately $1.3 million of lease termination income which was recognized by the Venture during the first quarter of 1995. Pursuant to an agreement with Kohl's, a former tenant at Northland Center, Equitable agreed to accept approximately $1.8 million in connection with the termination of Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

     Interest on loans receivable for the three and nine months ended September 30, 1996 increased approximately $880,000 and $1.7 million respectively compared to the three and nine months ended September 30, 1995. This increase is primarily due to the receipt of cash in connection with the Brookdale zero note of approximately $1.2 and $3.2 million for the three and nine months ended September 30, 1996, respectively, of which the Venture's portion was approximately $880,000 and $2.3 million, respectively. The Venture recorded cash received under the terms of receivership and the cash collateral order as interest income. The Venture recognized interest income of approximately $615,000 on the Brookdale zero note for the nine months ended September 30, 1995.

     Depreciation and amortization for the three and nine months ended September 30, 1996 increased by approximately $240,000 and $700,000, respectively compared to the three and nine months ended September 30, 1995. This increase is primarily due to the depreciation on approximately $11.0 million and $2.9 million of capital expenditures, of which the Venture's portion was approximately $8.0 million and $2.1 million, respectively, at Northland Center which were capitalized in the third quarter of 1995 and the first nine months of 1996, respectively. The remainder of the increase is due to the depreciation on approximately $2.6 million which has been capitalized by the Venture in connection with the enhancement, stabilization, and renovation program which was established at the end of the second quarter of 1995 for the Bank of Delaware Building.

     The percentage of leased space at the Venture's properties at September 30, 1996 increased to 85.2% from the percentage of leased space at December 31, 1995 of 82.2%. This increase is primarily due to the leasing of 49,500 square feet at 7550 Plaza Court.

     Under the terms of the Brookdale zero note, which is secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure proceedings and a court appointed receiver was named.

     The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

     In April, 1996 the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with agreement of Midwest and Lender, entered a cash collateral order, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy. The Venture records cash received from the operation of Brookdale Center as interest income. During the third quarter of 1996 approximately $1,224,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $877,000.

     Consistent with the Letter Agreement, Midwest filed a plan of reorganization with the Bankruptcy Court on August 23, 1996. The material provisions of the plan, which is subject to the approval of the Bankruptcy Court are as follows:

     - The Brookdale zero note will remain in default.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor in possession loan by Lender.

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

     - If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

      consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the net sales proceeds under the third-party offer exceeds $20,000,000.

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

     To date, Midwest has not received a third-party offer to purchase the property which would produce net sales proceeds of at least $30,750,000 or any third-party offer at a lesser price acceptable to Equitable and the Venture. Consequently, Management believes that upon approval of the plan, it is likely that the property will be conveyed to Equitable and the Venture for a purchase price of $500,000.

     On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others (see "Legal Proceedings") filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

     Equitable and the Venture have entered into an agreement between themselves to support Midwest's plan of reorganization as outlined in the Letter Agreement, to make all decisions regarding the plan of reorganization jointly, and to share all expenses, on a pro rata basis, in connection with the bankruptcy and all undertakings jointly agreed upon by Equitable and the Venture in accordance with their participation interests in the Brookdale zero note.

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

        On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

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


                                      ML/EQ Real Estate Portfolio, L.P.

                                      By: EREIM Managers Corp.
                                          Managing General Partner



                                      By: /s/ Patricia C. Snedeker
                                          -----------------------------
                                          Patricia C. Snedeker
                                          Vice President, Controller
                                             and Treasurer
                                         (Principal Accounting Officer)


Dated: November 14, 1996

                                 EXHIBIT INDEX



Exhibit No.                                  Description
-----------              ------------------------------------------------------
    27                   Financial Data Schedule (for SEC filing purposes only)