Form 10-K405
period 1996-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1997-03-31
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
        (Exact name of registrant as specified in governing instrument)

                 DELAWARE                                        58-1739523
          (State of organization)                     (IRS Employer Identification No.

   1150 LAKE HEARN DR., ATLANTA, GEORGIA                         30342-1522
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

                             Yes [X]         No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
    State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

     The Partnership's two general partners are EREIM Managers Corp., a Delaware corporation (the "Managing General Partner"), and MLH Real Estate Associates Limited Partnership, a Delaware limited partnership (the "Associate General Partner" and, together with the Managing General Partner the "General Partners"). The Managing General Partner is an indirect, wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") and the general partner of the Associate General Partner is an affiliate of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Equitable has announced that it is exploring strategic alternatives regarding Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"). Equitable Real Estate is an indirect wholly-owned subsidiary of Equitable and the sole shareholder of the Managing General Partner. The alternatives being explored by Equitable include a possible sale of all or a portion of Equitable Real Estate. It is not anticipated, however, that such a sale would include the shares of the Managing General Partner.

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

     Effective as of January 1, 1997, the Partnership entered into an amendment to the Joint Venture Agreement of the Venture between the Partnership and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all of the Venture's distributions of Sale or Financing Proceeds on a pari passu basis with the Partnership. The amendment will have the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of the Partnership.

     Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, developed a concentration of retail real estate investments with the inclusion of the Venture's interests in Northland Center and Brookdale Center. Such properties were transferred to the Venture and Equitable on July 22, 1994 and December 16, 1996, respectively. The Venture's interest in Northland Center represented approximately 31% and 30% of the real estate investments owned by the Venture as of December 31, 1996 and 1995, respectively, and approximately 46% and 54% of total revenues of the Venture for the years ended December 31, 1996 and 1995, respectively. The Venture's interest in Brookdale Center represented approximately 12% of the real estate investments owned by the Venture as of December 31, 1996 and approximately 15.3% of total revenues of the Venture in the year ended December 31, 1996. Combined retail real estate investments represented approximately 50% and 53% of real estate investments owned by the Venture as of December 31, 1996 and 1995, respectively, and approximately 67% and 66% of total revenues of the Venture for the years ended December 31, 1996 and 1995, respectively.

     Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness (the "Properties"), approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans (the "Mortgage Loans"). The Properties and the properties that secured the mortgage loans included commercial, industrial, residential and warehouse/distribution properties.

     At December 31, 1996, the Venture owned ten Properties (one of which consists of two adjacent office buildings) and undivided interests in two Properties (Northland Center and Brookdale Center) as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center or Brookdale Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. Two of the Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers L.P.), the borrower. The estimated fair market value of the Venture's undivided interest in the Brookdale Loan immediately preceding the transfer was approximately $15.6 million. In addition, at December 31, 1996, the Venture owned an interest in one remaining Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

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

     Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the property that secures the Mortgage Loan, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1997 to 1999.

     Competition. The Properties and the property that secures the Mortgage Loan may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or its subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the property that secures the Mortgage Loan and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties and the property that secures the Mortgage Loan may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Venture's Richland Mall Property.

     The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrower on the Mortgage Loan to meet its obligations under such loan will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties and the property that secures the Mortgage Loan.

     The holding period for the Properties was originally intended to be 7 to 10 years and the Partnership currently does not anticipate that the Properties will be sold prior to that time unless market conditions demand that earlier action be taken. The Partnership can not state whether or not the Properties will be sold within this original period. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are offered for sale. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of such Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect the ability of the borrower under the

Mortgage Loan held by the Venture to sell or refinance the property that secures such loan, which may adversely affect the ability of the borrower to pay such loan at maturity. In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of the Partnership, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

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

     Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy; provided, however, that such working capital reserves may not be decreased below 1% of gross offering proceeds prior to the time that the Partnership enters its liquidation phase. Working capital reserves as of December 31, 1996, including the Partnership's allocable share of Venture cash reserves, are approximately 20.5% of the Partnership's gross offering proceeds. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Although the Venture carries comprehensive insurance on the Properties and the terms of the Venture's Mortgage Loan requires the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit the borrower under the Mortgage Loan to obtain and maintain coverage that differs from the requirements of the mortgage, with a view to requiring appropriate insurance on the property which secures the Mortgage Loan in light of prevailing insurance market, economic, and other factors. This may result in insurance which will not cover the full extent of a loss or claim.

     Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between EREIM LP Associates and the Venture (the "Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Mortgage Loan and Properties or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the holders of BACs ("BAC Holders") will enable the Partnership to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs.

     The Venture has assigned the Guaranty Agreement to the Partnership in exchange for the Partnership's assumption of the Venture's obligations thereunder, including the obligation to pay the Guaranty Fee. Any moneys distributed by the Partnership to BAC Holders and/or limited partners of the Partnership ("Limited Partners") on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

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

     The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The maximum liability of EREIM LP Associates under the Guaranty Agreement is

$271,211,250. Subject to the foregoing, the obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1996 are limited to $244,905,999 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1996 are $244,905,999. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

     At December 31, 1996, 1995 and 1994, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.26 billion, $2.20 billion and $2.12 billion, respectively. At December 31, 1996, 1995 and 1994, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.56 billion, $3.55 billion and $3.11 billion, respectively.

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

ITEM 2.  PROPERTIES

     At December 31, 1996, approximately 85.5% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 8.7%, 8.4% and 8.6% of the Properties rentable square feet are scheduled to expire in 1997, 1998 and 1999, respectively.

     Set forth below is a brief description of each of the Venture's investments at December 31, 1996. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

                     NAME, LOCATION                         APPROXIMATE         DATE OF      YEAR OF
                  AND TYPE OF PROPERTY                          SIZE          ACQUISITION   COMPLETION
                  --------------------                   ------------------   -----------   ----------
  1200 Whipple Road                                         257,500 sq. ft.     3/17/88         1963
  Union City, CA
  warehouse/distribution
  Richland Mall                                             182,577 sq. ft.     7/19/88      1974-75
  Bucks County, PA
  shopping center
  16/18 Sentry Park West                                    186,243 sq. ft.    12/22/88         1988
  Montgomery County, PA
  office buildings
  701 Maple Lane                                             58,230 sq. ft.    12/27/88         1980
  Bensenville, IL
  warehouse/office
  733 Maple Lane                                             23,520 sq. ft.    12/27/88         1980
  Bensenville, IL
  warehouse/office
  7550 Plaza Court                                           49,500 sq. ft.    12/27/88         1980
  Willowbrook, IL
  warehouse/office
  1850 Westfork Drive                                       103,505 sq. ft.      1/6/89         1988
  Lithia Springs, GA
  warehouse/distribution
  1345 Doolittle Drive                                      326,414 sq. ft.     5/18/89         1964
  San Leandro, CA
  warehouse/distribution

                     NAME, LOCATION                         APPROXIMATE         DATE OF      YEAR OF
                  AND TYPE OF PROPERTY                          SIZE          ACQUISITION   COMPLETION
                  --------------------                   ------------------   -----------   ----------
  800 Hollywood Avenue                                       50,337 sq. ft.      6/8/89         1979
  Itasca, IL
  warehouse/office
  Northland Center                                       552,992(1) sq. ft.     7/22/94         1954
  Southfield, MI
  regional mall
  The Bank of Delaware Building                             314,313 sq. ft.    11/15/94         1970
  Wilmington, DE
  office building
  Brookdale Center                                       200,184(1) sq. ft.    12/16/96         1962
  Brooklyn Center, MN
  regional mall

---------------

(1) Excludes square feet of properties owned by certain anchor stores.

              PROJECTED ANNUAL AGGREGATE LEASE PAYMENTS TO BE RECEIVED
                                   (IN DOLLARS)(1)

       NAME OF PROPERTY             1997          1998          1999          2000          2001      THEREAFTER
       ----------------          -----------   -----------   -----------   -----------   ----------   -----------
1200 Whipple Rd................  $ 1,009,340   $ 1,098,200   $ 1,261,675   $ 1,261,675   $1,261,675   $ 2,079,051
Richland Mall..................      535,461       895,060       890,321       861,898      806,035     9,275,140
16/18 Sentry Park West.........    2,897,834     2,723,867     2,413,557     1,704,002      656,762     2,197,216
701 and 733 Maple Lane.........      339,430       205,391       104,174       111,720      111,720        46,550
7550 Plaza Ct..................      193,050       202,950       211,613       218,790      225,720       171,889
1850 Westfork Dr...............      179,409             0             0             0            0             0
1345 Doolittle Dr..............      838,192       859,468       708,686       451,216       86,400        86,400
800 Hollywood Ave..............      204,284       206,382       210,786       213,932      213,932        89,138
Northland Center...............    3,667,672     3,400,990     3,133,558     2,791,510    2,241,635     5,273,995
The Bank of Delaware
  Building.....................      947,717       900,331       874,389       848,175      635,142     1,998,357
Brookdale Center...............    2,585,919     2,446,716     2,289,332     1,893,076    1,658,142     5,642,619
                                 -----------   -----------   -----------   -----------   ----------   -----------
                                 $13,398,308   $12,939,355   $12,098,091   $10,355,994   $7,897,163   $26,860,355
                                 ===========   ===========   ===========   ===========   ==========   ===========

---------------

(1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1996.

                           RANGE OF LEASE EXPIRATIONS

                      NAME OF PROPERTY                          YEARS
                      ----------------                        ---------
1200 Whipple Road...........................................    2003
Richland Mall...............................................  1997-2018
16/18 Sentry Park West......................................  1997-2007
701 and 733 Maple Lane......................................  1998-2002
7550 Plaza Court............................................    2002
1850 Westfork Drive.........................................    1997
1345 Doolittle Drive........................................  1999-2002
800 Hollywood Avenue........................................    2002
Northland Center............................................  1997-2008
The Bank of Delaware Building...............................  1997-2007
Brookdale Center............................................  1997-2015

MAJOR TENANTS

     The following list sets forth major tenants for certain Properties together with percentage of space used by such tenants:

                                                                            PERCENTAGE OF
PROPERTIES                                          MAJOR TENANTS          LEASABLE SPACE
----------                                          -------------          ---------------
Richland Mall..............................  Bon Ton Department Store           46.2%
                                             Redner's Market                    30.1%
16/18 Sentry Park West.....................  J&B Software                       10.0%
1345 Doolittle Drive.......................  Gruner & Jahr                      44.1%
                                             National Distribution Agency       23.5%
                                             Jay-N Company                      18.6%
Northland Center...........................  Hudson's Department Store           (A)
                                             J.C. Penney                         (A)
                                             Montgomery Ward                     (A)
                                             Target                              (A)
The Bank of Delaware Building..............  PNC Bank                           32.2%
Brookdale Center...........................  J.C. Penney                         (B)
                                             Sears                               (B)
                                             Mervyn's                            (B)
                                             Dayton's                            (B)
                                             Kohl's                              (B)

---------------

(A) Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall.
(B) Sears and Mervyn's owns their stores, the underlying land, and the parking fields adjacent to their stores. Dayton's, J.C. Penney and Kohl's ground lease the land underlying their stores, but own their buildings.

     Contributions by the stores for common area maintenance, real estate taxes, and HVAC costs are covered under separate agreements. These stores, covering 211,004 square feet, 138,279 square feet, 195,368 square feet, 150,589 square feet and 75,000 square feet, respectively, are not included in the gross leasable area of the mall.

     All of the remaining Properties are leased in their entirety to their respective tenants.

                           DESCRIPTION OF PROPERTIES

     1200 WHIPPLE ROAD is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1996, the property was 100% leased to Broadway Stores, Inc. under a lease which runs through August 2003. The property is described in the March 17 Supplement, which is included as an exhibit to this annual report.

     RICHLAND MALL is a one-level enclosed mall located in Richland Township, Pennsylvania. Tenants include Bon Ton Department Store, Redner's Market, Footlocker, and Radio Shack. At December 31, 1996, the Mall was approximately 95.0% leased with 9,062 square feet vacant. Excluding Bon Ton Department Store and Redner's Market, the two anchor stores, the Mall was 79.3% leased. Leases covering approximately 1.5%, 5.9% and 3.6% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. Richland Mall is described in the Partnership's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report.

     Richland Mall has suffered from the continued weakness of the retail sector. Additionally, the current design, which is essentially an enclosed community center, has been unsuccessful in this market. Over the past year, due to a decrease in mall traffic caused by this outdated design, a number of retailers have vacated the center. Additionally, the Clemens Market (25,988 square feet) vacated in November 1996, their lease having expired and their new store having been completed approximately 1 1/2 miles north of Richland. Wal-Mart, which has been attempting to enter this market for the past few years, has received zoning approval and intends to begin construction in April 1997. The Wal-Mart store is expected to open in November 1997.

     In an effort to strengthen Richland Mall's position in this market, management has embarked on a plan that will (i) address the physical drawbacks of the center and (ii) enhance tenant mix. Both of these goals, if achieved, are expected to increase the consumer appeal of the center, and thus, sales. The plan consists of three separate parts. The first part consists of releasing the vacant grocery store to a new tenant. This has been accomplished and a lease has been signed with Redner's Market ("Redners"), a regional grocer. Redner's will take the Clemens space of approximately 26,000 square feet and also will take additional mall store space as well as common area, for a total store size of approximately 55,000 square feet. In order to accommodate Redner's, CVS and Radio Shack will be moved to the front of the center. In doing this the remaining tenants will be terminated, leaving the center with two vacant spaces, measuring approximately 28,000 square feet and 19,000 square feet each. The larger space, located at the front of the center, is currently in lease negotiations with Ross Dress for Less, a national discount clothes retailer. The remaining smaller space is located generally behind the proposed Ross store. This space would only be attractive to a service type user, due to its poor visibility and access. Although a lease has been signed with Redner's, the lease is terminable by either Redner's or the landlord if the landlord does not obtain the required permit from the health department. The landlord believes it will obtain the required permit in the near future and that the lease will be binding on both parties.

     Upon completion of this project, Richland will no longer be an enclosed community center, as the mall common area will be converted to leased space. The tenant roster is expected to consist of Redner's, Bon-Ton, CVS, Radio Shack and Ross Dress for Less, all of which are strong, credit-worthy tenants with a proven ability to draw customers. The expenses associated with the property are expected to drop substantially upon completion of the project, as there will be no "mall" to clean, heat, and cool. Management believes that this is the best strategy for repositioning the center. The entire project is expected to be completed by the end of 1997.

     16/18 SENTRY PARK WEST are two four-story office buildings that together contain 186,243 rentable square feet. Tenants include Liberty Mutual Insurance Company and The Prudential Insurance Company. At December 31, 1996, the property was approximately 97.6% leased. Leases covering approximately 5.9%, 18.0% and 42.5% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. The 16/18 Sentry Park West Property is described in the Partnership's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report.

     701 MAPLE LANE, 733 MAPLE LANE AND 7550 PLAZA COURT are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1996, the buildings were 100% leased. Tenants include Triangle Engineered Products, Co., Acme Window Covers and Hi Performance, Inc. These properties are described in the Partnership's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report. One lease covering approximately 44.4% of the space is scheduled to expire in 1998.

     1850 WESTFORK DRIVE is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1996 the Property was 100% leased to Treadway Exports Limited ("Treadway"). The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for a total of an additional three years. On August 30, 1995, Treadway exercised the first renewal option for a term of two years. This lease will expire on August 30, 1997. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report.

     1345 DOOLITTLE DRIVE is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1996, the property was 100% leased. Tenants include Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency, Jay-N Company, and OKI Supply Company. Leases covering approximately 25.5% of the property expire in 1999. The 1345 Doolittle Drive Property is described in the Partnership's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report.

     800 HOLLYWOOD AVENUE is a one-story warehouse/office building located in Itasca, Illinois. The building contains 2,500 rentable square feet of office space and 47,837 rentable square feet of warehouse space. The property is 100% leased to Concentric, Inc. through May 31, 2002. The lease requires the tenant to pay 100% of real estate taxes, insurance, and certain maintenance costs.

     NORTHLAND CENTER, which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Tenants include Hudson's Department Store, J.C. Penney, Montgomery Ward and Target. As of December 31, 1996, the Center was approximately 79.9% leased (excluding the anchor stores). Leases covering approximately 2.3%, 15.6% and 2.2% of the space (excluding the anchor stores) are scheduled to expire in 1997, 1998 and 1999, respectively.

     On March 17, 1995, Equitable, the Venture and Dayton Hudson Corporation signed an agreement allowing Target to locate a store at Northland. Target is a division of Dayton Hudson, which currently operates a Hudson's Department Store at Northland. Equitable and the Venture agreed to expend funds in the amount of $1,700,000 (of which the Venture's share was approximately $1,200,000) to ready a site for the Target store and to partially demolish the Kohl's store and redemise the remaining portion of Kohl's into mall shops. Target built its own store, which opened in April 1996.

     Competitive conditions in the retail industry in general and shopping malls in particular have remained difficult. The Venture has tried to reposition its shopping malls to take advantage of the changing demographics of retail customers. However, given the continuing competitive difficulties in the retail industry, the Venture may be unable to sell its shopping malls at favorable prices within the next few years.

     THE BANK OF DELAWARE BUILDING, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 102,808 square feet, or 32.7% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1996, the building was approximately 52.3% leased. Over the past year, management has removed asbestos from a number of the vacant floors in the building. Currently, approximately 34,000 square feet of the 149,802 square feet of vacant space still contain asbestos, removal of which is scheduled for 1997. The majority of deferred maintenance has been corrected, and thus contemplated capital expenditures in 1997 will generally be for asbestos abatement, tenant improvements in connection with actual leasing and leasing commissions. Leases covering approximately 1.0%, 0.2% and 3.7% are scheduled to expire in 1997, 1998 and 1999, respectively.

     Management has established an enhancement/stabilization and renovation program for the Bank of Delaware building. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

     BROOKDALE CENTER, which was transferred to the Venture and Equitable on December 16, 1996, is a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. Anchor stores include J.C. Penney, Sears, Mervyn's, Dayton's and Kohl's. As of December 31, 1996, Brookdale Center was approximately 69.5% leased (excluding the anchor stores). Leases covering approximately 4.5%, 5.1% and 4.5% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. See "-- Mortgage Loans Pursuant to Which the Venture Acquired Properties" for a discussion of the events leading to Equitable and the Venture's acquisition of Brookdale Center.

     Management took possession of Brookdale Center on December 16, 1996, and is currently evaluating future strategies with respect to the mall. The ground lease and operating covenant for Dayton's, a major department store and one of the mall anchors, has expired. The operating covenant for Sears, another anchor tenant, expires in May 1997. While neither of these tenants has indicated a desire to leave the center, substantial capital expenditures could be required to obtain new ground leases/covenants from these tenants. Management is also evaluating a renovation of the mall common area and a plan to retenant the approximately 30% mall store vacancy. No definitive course of action has been decided upon. A comprehensive plan for this property should be complete in the second or third quarter of 1997.

                           OUTSTANDING MORTGAGE LOAN

                                                                       PRINCIPAL &
                                                                       ACCRUED INT.
                                                           DATE OF      AT DATE OF    INTEREST
NAME, LOCATION AND TYPE OF PROPERTY                       INVESTMENT    INVESTMENT      RATE     MATURITY
-----------------------------------                       ----------   ------------   --------   --------
Jericho Village                                            1/31/89      $6,000,000     10.25%     2/1/99
Weston, MA
apartment complex

     JERICHO VILLAGE LOAN is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1996, the property was approximately 99% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report.

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

     For additional information concerning the Northland Note, reference is made to the information under "REAL PROPERTY INVESTMENTS -- The Zero Notes" and "REAL PROPERTY INVESTMENT -- Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS -- The Zero Notes" in the March 17 Supplement, and
Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report of Form 10-Q for the Quarter ended June 30, 1988, all of which information are included as exhibits to this annual report.

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

     BROOKDALE ZERO NOTE was a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually, with the Venture's portion of the principal and accrued interest totaling $25,345,353 due June 30, 1995.

     Management discontinued the accrual of interest relating to the Brookdale note beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. The Venture's share of the note plus accrued interest at the time was $24,730,409.

     An internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance was presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale zero coupon note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interest in Brookdale Center in accordance with the Participation Agreement dated March 3, 1988 between the Venture and Equitable, as amended on March 10, 1988, which is included as an exhibit to this annual report.

     For additional information concerning the Brookdale Note and the Brookdale Center, see "REAL PROPERTY INVESTMENTS -- The Zero Notes" and "REAL PROPERTY INVESTMENTS -- Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS -- The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, all of which information is included as exhibits to this annual report.

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

     Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest and Midwest's sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to the lawsuit.

     On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable in a bankruptcy court proceeding free and clear of any claims that Midwest or any other creditors may have. Ultimate resolution of this claim is expected to have no effect on Brookdale Center or the Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year to a vote of BAC Holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No public trading market for BACs or Interests exists nor is it expected that one will develop. Accordingly, accurate information as to the market value of a BAC at any given date is not available. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") has generally offered a limited partnership secondary service through the Merrill Lynch Limited Partnership Secondary Transaction Department ("LPSTD").

     BACs are transferable as provided in Article Seven of the Partnership Agreement. Subject to certain restrictions, the General Partners are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that the Partnership is not treated as a "publicly-traded partnership" as defined in Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences. See "AMENDMENTS TO PARTNERSHIP AGREEMENT -- TRANSFER OF INTERESTS" in the March 3 Supplement.

     In late 1996 the Managing General Partner, on the advice of counsel to the Partnership, halted transfers of BACs for the remainder of the year, after transfers of 260,363 BACs, representing 4.8% of all issued and outstanding BACs, had been processed. No transfers have been processed in 1997 pending the determination of the Partnership to impose similar restrictions or other limitations on transfers for the present calendar year. The total number of transfers which could not be processed in 1996 but which were resubmitted for processing in January, 1997 exceeds 4.8% of all issued and outstanding BACs.

     The number of BAC Holders at March 1, 1997 was 11,440.

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

PERIOD ENDED                                           DATE PAID       DISTRIBUTION PER BAC
------------                                       -----------------   --------------------
December 31, 1990................................  February 28, 1991          $0.25
June 30, 1991....................................    August 31, 1991           0.50
December 31, 1991................................  February 28, 1992           0.50
June 30, 1992....................................    August 31, 1992           0.662
December 31, 1992................................  February 28, 1993           0.40
June 30, 1993....................................         --                   0.00
December 31, 1993................................  February 28, 1994           0.10
June 30, 1994....................................    August 31, 1994           0.10
December 31, 1994................................  February 28, 1995           0.15
June 30, 1995....................................    August 31, 1995           0.15
December 31, 1995................................  February 29, 1996           0.10
June 30, 1996....................................    August 29, 1996           0.10
December 31, 1996................................  February 28, 1997           0.15

     The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive.

     All of the distributions made from 1994 through 1997 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. See Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1992, 1993, 1994, 1995 and 1996:

                           1996           1995           1994           1993           1992
                       ------------   ------------   ------------   ------------   ------------
Total revenue........  $ 24,982,922   $ 24,374,185   $ 25,922,117   $ 14,628,016   $ 17,347,435
Net income (loss)....     2,225,866      4,760,605      7,543,402     (1,533,890)     9,517,222
Net income (loss) per
  BAC................          0.39           0.83           1.32          (0.27)          1.67
Cash distributions
  paid per BAC.......          0.20           0.30           0.20           0.40           1.16
Total assets.........  $171,967,228   $171,924,760   $168,009,262   $155,009,772   $159,297,484

     The above selected financial data for the years 1994 through 1996 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $2.0 million. Such cash and cash equivalents are expected to be utilized for general working capital requirements including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced and for capital needs at the Venture's Properties. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and cash equivalents. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution.

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

     In addition, the Partnership owns an 80% interest in the Venture. At December 31, 1996, the Venture owned ten real properties, undivided interests in two real properties as a tenant in common with Equitable and one Mortgage Loan on a real property. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. Two of the properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of The Bank of Delaware Building Mortgage Note immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest. The estimated fair market value of the Venture's undivided interest in the Brookdale Zero Note immediately preceding the transfer was approximately $15.6 million. At December 31, 1996 the Venture also had approximately $25.3 million in cash and cash equivalents which is intended to be utilized primarily to fund the renovation work on the Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, to fund capital improvements at the Venture's other Properties, to cover general working capital requirements, and to make distributions to the Venture's partners. These funds, in addition to reserves from future operations, may also be used fund improvements deemed to be necessary on Brookdale Center. For 1994, 1995 and 1996, the Partnership received distributions from the Venture totaling $1,084,996, $3,100,000 and $2,400,000 respectively.

     All of the Venture's properties and the Mortgage Loan were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties and its Mortgage Loan are currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 80% to the Partnership and 20% to EREIM LP Associates as provided in the Joint Venture Agreement.

     Under the terms of the Brookdale Zero Note, which was secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572 was due on June 30, 1995, of which the Venture's portion was

$25,345,353. Midwest defaulted on its obligation to repay the Brookdale Zero
Note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale Zero Note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books at the default rate of 19.0%.

     Additionally, Equitable and the Venture commenced foreclosure proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were to be paid to Equitable and the Venture on account of the Zero Note. The Venture recorded cash received from the operations of Brookdale Center as interest income. During 1996 and 1995, approximately $1,975,000 and $700,000, respectively, were remitted under the terms of the receivership. The Venture's portion of these payments were approximately $1,415,000 and $502,000, respectively.

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

     In April, 1996 the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest filed for Chapter 11 bankruptcy protection and, with the support of Lender, submitted a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

     In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order as contemplated by the Letter Agreement, pursuant to which all positive cash flows from the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, were paid to the Lender during the bankruptcy. The Venture recorded cash received from the operation of Brookdale Center as interest income. During 1996, approximately $2,890,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $2,071,000.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value.

     Management has established an enhancement, stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.3 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and approximately $800,000, $530,000 and $260,000 is expected to be incurred in 1997, 1998 and 1999, respectively. As of December 31, 1996, approximately $2.6 million of these costs have been expended. Approximately $159,000 in capital costs at the Bank of Delaware Building have been accrued but not paid as of December 31, 1996.

     Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement of which approximately $1.6 million has been expended. Also included in the $4.3 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. To date, approximately $170,000 remains to be expended for sprinkler installation, and approximately $150,000 remains to be spent on the interior portion of the common area upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1996, approximately $190,000 had been expended for tenant improvements. Tenant improvement costs of $2.8 million (excluding the $190,000 spent to date) are expected to be expended over the next few years to tenant the currently vacant space.

     The Venture anticipates costs to be incurred to increase tenancy at Richland Mall of approximately $3.8 million, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that would involve expanding the current 26,000 square foot vacant grocery into approximately 55,000 square feet in order to accommodate Redner's Market. The Redner's Market lease will be for an initial 20-year term with renewal options thereafter. Although a lease has been signed with Redner's, the lease is terminable by either Redner's or the landlord if the landlord does not obtain the required permit from the health department. The landlord believes it will obtain the required permit in the near future and that the lease will be binding on both parties. The balance of the funds, approximately $1.7 million, is to be expended in connection with additional required work to relocate Radio Shack and CVS in order to accommodate Redner's, as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. As of December 31, 1996, approximately $296,000 of these costs have been incurred.

     Cash provided by operating activities increased approximately 25% from 1995 to 1996. This increase is primarily due to the receipt of approximately $4.9 million (consisting of cash remitted under the terms of the receivership and cash remitted under the terms of the cash collateral order), of which the Venture's portion was approximately $3.5 million, which was remitted in connection with the Brookdale Zero Note during 1996, as compared to $700,000, of which the Venture's portion was approximately $502,000, which was remitted in connection with the Brookdale Zero Note during 1995. Cash provided by operating activities remained fairly constant from 1994 to 1995.

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

PERIOD ENDED                                           DATE PAID       DISTRIBUTION PER BAC
------------                                       -----------------   --------------------
December 31, 1990................................  February 28, 1991          $0.25
June 30, 1991....................................    August 31, 1991           0.50
December 31, 1991................................  February 28, 1992           0.50
June 30, 1992....................................    August 31, 1992           0.662
December 31, 1992................................  February 28, 1993           0.40
June 30, 1993....................................                 --           0.00
December 31, 1993................................  February 28, 1994           0.10
June 30, 1994....................................    August 31, 1994           0.10
December 31, 1994................................  February 28, 1995           0.15
June 30, 1995....................................    August 31, 1995           0.15
December 31, 1995................................  February 29, 1996           0.10
June 30, 1996....................................    August 29, 1996           0.10
December 31, 1996................................  February 28, 1997           0.15

     The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive. The Partnership withheld the distribution for the semiannual period that would have been made in August 1993. All of the distributions made from 1994 through 1997 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. There were no distributions of Distributable Cash from operations during 1994, 1995 and 1996. The determination to withhold the 1994 distribution was based upon the then anticipated needs of the Venture to fund capital improvements to Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The determination to withhold the 1995 distributions was based on the likelihood of significant capital expenditures for the renovation of The Bank of Delaware Building as well as uncertainty regarding the level and timing of expenditures relating to Brookdale Center. The determination to withhold the 1996 distributions was based on the needs of the Venture to fund significant capital expenditures for the renovation of The Bank of Delaware Building, costs incurred at Richland Mall to increase tenancy, and the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements, including but not limited to renovations at the Bank of Delaware Building, Richland Mall and Brookdale Center.

     It is anticipated that the Partnership will not make distributions of Distributable Cash from operations in 1997. Amounts distributed to BAC Holders fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's Properties and other factors. The Partnership has increased its working capital reserves, and reduced distributions of Distributable Cash in connection with its efforts to lease vacant space at certain of its Properties, most significantly at 16 and 18 Sentry Park West, Richland Mall, Northland Center, and The Bank of Delaware Building. As a result of the increase in reserves, the tax liability of the BAC Holders arising from taxable income allocated to a BAC Holder may substantially exceed the amounts, if any, distributed to such BAC Holder.

     During 1994, 1995 and 1996, the Venture received approximately $499,000, $1,502,000 and $179,000, respectively, for early lease termination payments of which the Partnership's share is approximately $399,000, $1,202,000 and $143,000, respectively. These early lease termination payments are classified as Sale or Financing Proceeds and are being held as reserve for future improvements on the Properties. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loans and maturity schedules, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

     The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1996, the cumulative 9.75% simple annual return was $92,031,083. As of December 31, 1996, cumulative distributions by the Partnership to the BAC Holders totaled $16,337,751, of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $813,634 in capital proceeds was distributed to the BAC Holders in February 1997.

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

     Total real estate investments decreased approximately $6.1 million in 1996 as compared to 1995. As of December 16, 1996, an internal review of Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $21,700,000. The Venture recorded a loss of $6,211,644 and reclassified the Brookdale Zero Note to rental properties at the Venture's undivided interest in Brookdale Center multiplied by the estimated fair market value of Brookdale Center, or $15,550,364.

     Other assets increased approximately $6.1 million in 1996 as compared to 1995 primarily due to the receipt of approximately $4.9 million, of which the Venture's portion was $3.5 million, which was remitted during 1996 under the terms of the receivership and the cash collateral order in connection with the Brookdale Zero Note. The increase in other assets is also due to the Venture reserving funds for future costs that may be incurred in connection with The Bank of Delaware Building, Richland Mall, and Brookdale Center.

     Total liabilities decreased approximately $1.2 million in 1996 as compared to 1995. This decrease is primarily due to the payment of approximately $2.6 million of capital expenditures during 1996 that were accrued as of December 31, 1995. This decrease is offset by the accrual of approximately $1.1 million of capital expenditures as December 31, 1996. Additionally, distributions declared at December 31, 1996 are approximately $271,000 greater than the distribution declared at December 31, 1995.

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

RESULTS OF OPERATIONS

     Rental income remained fairly constant from 1995 to 1996. Rental income decreased approximately $1.4 million in 1995 as compared to 1994. Rental income decreased approximately $1.8 million in 1995 due to decreased occupancy at Northland Center. This decrease is partially offset by an increase in rental income of approximately $460,000 due to increased occupancy at 16/18 Sentry Park West.

     Lease termination rental income decreased approximately $1.3 million in 1996 as compared to 1995 and increased approximately $1.0 million in 1995 as compared to 1994. These fluctuations are primarily due to the receipt of approximately $1.8 million in 1995, of which the Venture's portion was approximately $1.3 million, pursuant to the agreement between Kohl's department Store and the Venture regarding the termination of Kohl's lease at Northland Center.

     Interest on loans receivable increased approximately $2.4 million in 1996 as compared to 1995. This increase is primarily due to the receipt of cash in connection with the Brookdale Zero Note during 1996 of approximately $4.9 million, of which the Venture's portion was approximately $3.5 million. The Venture recorded cash received under the terms of receivership and the cash collateral order as interest income. The Venture recognized interest income of approximately $1.1 million on the Brookdale Zero Note in 1995. Interest on loans receivable decreased in 1995 as compared to 1994 due to the non-accrual of interest, commencing April 1, 1995, on the Brookdale Zero Note.

     Operating expenses, excluding the loss on the write-down of zero coupon mortgage (see "Liquidity and Capital Resources"), increased approximately $872,000 in 1996 as compared to 1995. This increase is primarily due to an increase in depreciation and amortization of approximately $866,000 at Northland Center, 16/18 Sentry Park West and The Bank of Delaware Building. The Venture recorded depreciation on approximately $11.4 million and $3.6 million of capital expenditures, of which the Venture's portion was approximately $8.2 million and $2.6 million, respectively, at Northland Center which were capitalized in the second half of 1995 and during 1996, respectively. The Venture also recorded depreciation on approximately $1.0 million which was capitalized at 16/18 Sentry Park West during 1996. Additionally, the Venture recorded depreciation on approximately $2.6 million which has been capitalized by the Venture in connection with the enhancement, stabilization, and renovation program which was established at the end of the second quarter of 1995 for The Bank of Delaware Building. Operating expenses, excluding the loss on write-down of zero coupon mortgage (see "Liquidity and Capital Resources") and the loss on write-down of other real estate assets, decreased approximately $697,000 in 1995 as compared to 1994. This decrease is partially due to decreased occupancy at Northland Center and The Bank of Delaware Building. The decrease is also due to a decrease in common area maintenance costs incurred at Northland Center.

     Total other expense net of other income decreased approximately $75,000 in 1996 as compared to 1995 primarily due to an increase in interest on short term investments. Interest on short-term investments increased approximately $45,000 in 1996 as compared to 1995 primarily due to an increase in funds reserved for possible expenditures in connection with Northland Center, The Bank of Delaware Building, Richland Mall, and Brookdale Center. The remainder of the decrease is due to a decrease of approximately $34,000 in general and administrative expense in 1996 as compared to 1995. Total other expense net of other income decreased in 1995 as compared to 1994 due to an increase in interest on short-term investments. Interest on short-term investment increased from 1994 to 1995 due to a higher average interest rate throughout 1995 as compared to 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Item 14 of this annual report:

          Independent Auditors' Report.

          Consolidated Balance Sheets, December 31, 1996 and 1995.

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

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

     The names and titles of the directors and officers of the Managing General Partner as of March 15, 1997 are as follows:

NAME                                   AGE                       OFFICE
----                                   ---                       ------
Eugene F. Conway.....................  46    Chairman of the Board
Paul J. Dolinoy......................  49    Director
B. Stanton Breon.....................  37    President, Chief Executive Officer and Director
Peter J. Urdanick....................  49    Vice President and Assistant Treasurer
Charles R. Beaver....................  44    Vice President
Patricia C. Snedeker.................  41    Chief Financial Officer, Vice President,
                                             Controller and Treasurer
Douglas L. Brown.....................  55    Secretary

     The business experience of the directors and executive officers of the Managing General Partner is set forth below.

     Eugene F. Conway has been Chairman of the Board and a Director since March 1996. Prior thereto, Mr. Conway was Executive Vice President, Chief Operating Officer and a Director of the Managing General Partner since December 1986. Mr. Conway is an Executive Vice President of Equitable Real Estate responsible for institutional accounts/retail markets. He also serves as portfolio manager for approximately $1 billion of assets.

     Paul J. Dolinoy was the President, Chief Executive Officer and a Director of the Managing General Partner from December 1986 through March 1996, when he assumed the sole position of Director. Mr. Dolinoy is a Senior Executive Vice President of Equitable Real Estate in charge of the Institutional Accounts and Portfolio Management area. He is responsible for Equitable Real Estate's corporate, public and union pension fund business and also oversees the development of institutional-grade real estate investment products for individual investors. He is also a Vice President of Equitable.

     B. Stanton Breon has been President, Chief Executive Officer and a Director since March 1996. Prior thereto, Mr. Breon was Vice President and Secretary of the Managing General Partner since September 1993. He joined Equitable Real Estate in 1982 and was elected a Vice President in 1993. He is currently responsible for the management of portfolios aggregating approximately $1 billion of assets. Prior thereto, Mr. Breon was a

Director of Appraisal for the Philadelphia regional office of Equitable Real Estate, responsible for valuation of real estate portfolios as well as coordination of the Commercial Loan Restructuring/Workout division of the office.

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

     Douglas L. Brown has been Secretary of the Managing General Partner since March 1996. He has been a Senior Vice President and Secretary of Equitable Real Estate since April 1993.

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

     The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 31, 1997 are as follows:

NAME                                   AGE                       OFFICE
----                                   ---                       ------
Allen N. Jones.......................  55    Chairman, Chief Executive Officer and Director
James V. Caruso......................  45    President, Chief Operating Officer and Director
Robert F. Aufenanger.................  43    Executive Vice President and Director
Rosalie Y. Goldberg..................  59    Vice President and Director
Michael E. Lurie.....................  53    Vice President and Director
George I. Wagner.....................  54    Vice President
Audrey Bommer........................  30    Vice President and Treasurer

     The business experience of the directors and executive officers of the general partner of the Associate General Partner is set forth below.

     Allen N. Jones has been Chairman, Chief Executive Officer and Director of the Associate General Partner since January 1, 1997. Mr. Jones joined Merrill Lynch in 1973. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group,

Inc., and he currently serves on its Board of Directors. Since June 1992, Mr. Jones has held the position of Senior Vice President of Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") where he has held various senior executive responsibilities.

     James V. Caruso has been President, Chief Operating Officer and Director of the Associate General Partner since January 1, 1997. Mr. Caruso joined Merrill Lynch in 1975 and is a Director in its Investment Banking Group ("IBK"). Since September 1992, he has been responsible for managing the IBK Finance Department and the Controller's area of the Partnership Analysis & Finance Group. Mr. Caruso also serves as the Chief Financial Officer for certain Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner.

     Robert F. Aufenanger has been Executive Vice President and Director of the Associate General Partner since January 1, 1997. Mr. Aufenanger joined Merrill Lynch in 1980. He is a Vice President of its Corporate Credit Department and a Director of the Partnership Management Department where he is responsible for the ongoing management of the operations of certain Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner.

     Rosalie Y. Goldberg has been Vice President and Director of the Associate General Partner since February 1, 1997. Ms. Goldberg joined Merrill Lynch in 1975 and is a Director in its Private Client Group. Since February 1995, she has served as Manager of the Special Investments Group. Ms. Goldberg is also a Director of certain other Merrill Lynch subsidiaries which serve as general partners to certain Merrill Lynch limited partnerships.

     Michael E. Lurie has been Vice President and Director of the Associate General Partner since February 1, 1997. Mr. Lurie joined Merrill Lynch in 1970 and is a First Vice President of its Corporate Credit Department and the Director of the Asset Recovery Management Group. Prior to his present position, Mr. Lurie held several senior positions at Merrill Lynch.

     George I. Wagner has been Vice President of the Associate General Partner since June 1993 and is a Senior Vice President of MLH, responsible for managing its information systems and Investor Service and Human Resources functions. Prior to joining MLH, Mr. Wagner worked in various information systems management positions at Merrill Lynch since 1987.

     Audrey Bommer has been Vice President and Treasurer of the Associate General Partner since January 1, 1997. Mr. Bommer joined the IBK Partnership Analysis and Management Group at MLPF&S in April 1994 where she also serves as Treasurer for certain other Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner. Prior to joining Merrill Lynch, Ms. Bommer worked in senior accounting positions at Metallgesellschaft Corp., a Commodities firm, and Grant Thornton, LLP, a public accounting firm.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. MLPF&S is the record owner of approximately 82% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

     There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets, December 31, 1996 and 1995.....   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................   F-4
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1996, 1995 and 1994....................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   F-6
Notes to Consolidated Financial Statements..................   F-8

     2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
Consolidated Supplemental Schedules:
Real Estate and Accumulated Depreciation as of December 31,
  1996 and for the years ended December 31, 1996, 1995 and
  1994 (Schedule III).......................................  F-19
Mortgage Loans on Real Estate as of December 31, 1996 and
  for the years ended December 31, 1996, 1995 and 1994
  (Schedule IV).............................................  F-20

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

     27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

     99. Additional Exhibits

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

     (d) Current Report on Form 8-K of the Partnership dated September 27, 1988 (incorporated by reference to File No. 33-11064).

     (e) Current Report on Form 8-K of the Partnership dated December 2, 1988 (incorporated by reference to File No. 33-11064).

     (f) Current Report on Form 8-K of the Partnership dated December 27, 1988 (incorporated by reference to File No. 33-11064).

     (g) Current Report on Form 8-K of the Partnership dated May 18, 1989 (incorporated by reference to File No. 33-11064).

     (h) Audited Financial Statements of Midwest Shopping Centers, L.P. (incorporated by reference to the Form 10-K for the year ended December 31, 1996 of Midwest Shopping Centers, L.P. (File No. 1-9331)).

     (i) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                          ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                          By:        EREIM MANAGERS CORP.
                                                 (Managing General Partner)

                                          By:      /s/ B. STANTON BREON
                                            ------------------------------------
                                                      B. Stanton Breon
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                                                 /s/ EUGENE F. CONWAY
                                          --------------------------------------
                                                     Eugene F. Conway
                                                  Chairman of the Board
                                                 of EREIM Managers Corp.

                                                  /s/ PAUL J. DOLINOY
                                          --------------------------------------
                                                     Paul J. Dolinoy
                                             Director of EREIM Managers Corp.

                                                 /s/ B. STANTON BREON
                                          --------------------------------------
                                                     B. Stanton Breon
                                            President, Chief Executive Officer
                                           and Director of EREIM Managers Corp.

                                               /s/ PATRICIA C. SNEDEKER
                                          --------------------------------------
                                                   Patricia C. Snedeker
                                              Chief Financial Officer, Vice
                                                        President,
                                                 Controller and Treasurer
                                                 of EREIM Managers Corp.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996
  AND 1995 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,
  AND 1994:
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Partners' Capital...........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Consolidated Financial Statements................   F-8
CONSOLIDATED SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1996
  AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-19
  Schedule IV -- Mortgage Loans on Real Estate..............  F-20

                          INDEPENDENT AUDITORS' REPORT

ML/EQ Real Estate Portfolio, L.P.:

     We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the table of contents as consolidated supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 1997

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996           1995
                                                              ------------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note
     3).....................................................  $129,359,200   $113,964,724
  Zero coupon mortgage note receivable, net of valuation
     allowance (Note 4).....................................                   21,498,199
  Mortgage loan receivable (Note 5).........................     6,000,000      6,000,000
                                                              ------------   ------------
          Total real estate investments.....................   135,359,200    141,462,923
OTHER ASSETS:
  Cash and cash equivalents.................................    27,310,460     21,738,499
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $748,994 in 1996 and
     $460,313 in 1995.......................................     3,532,898      3,446,102
  Deferred rent concessions.................................     2,178,371      2,030,727
  Guaranty fee, net of accumulated amortization of
     $2,133,211 in 1996 and $1,864,960 in 1995 (Notes 6 and
     7).....................................................     1,609,504      1,877,755
  Deferred leasing costs, net of accumulated amortization of
     $604,828 in 1996 and $393,867 in 1995..................     1,167,420        713,979
  Prepaid expenses and other assets.........................       683,920        495,509
  Interest receivable.......................................       120,195        150,233
  Due from affiliates.......................................         5,260          9,033
                                                              ------------   ------------
          Total other assets................................    36,608,028     30,461,837
                                                              ------------   ------------
                                                              $171,967,228   $171,924,760
                                                              ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  2,254,677   $  2,221,132
  Accrued capital expenditures..............................     1,120,796      2,647,092
  Distributions declared....................................       813,634        542,423
  Due to affiliates (Notes 6 and 7).........................       608,207        609,615
  Security deposits and unearned rent.......................       525,578        477,737
                                                              ------------   ------------
          Total liabilities.................................     5,322,892      6,497,999
MINORITY INTEREST IN THE VENTURE............................    32,894,839     32,547,073
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 6 and 7)
PARTNERS' CAPITAL:
  General partners..........................................     2,144,349      2,033,056
  Initial limited partner...................................         6,747          6,650
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................   131,598,401    130,839,982
                                                              ------------   ------------
          Total partners' capital...........................   133,749,497    132,879,688
                                                              ------------   ------------
                                                              $171,967,228   $171,924,760
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                             1996          1995          1994
                                                          -----------   -----------   -----------
REVENUE
  Rental income (Note 9)................................  $20,702,439   $21,137,579   $22,512,719
  Lease termination income (Note 9).....................      179,149     1,502,020       498,691
  Interest on loans receivable (Note 5).................    4,101,334     1,734,586     2,910,707
                                                          -----------   -----------   -----------
     Total revenue......................................   24,982,922    24,374,185    25,922,117
                                                          -----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses........................    8,289,903     8,231,795     9,649,243
  Depreciation and amortization.........................    4,046,483     3,130,783     2,186,862
  Real estate taxes.....................................    2,365,348     2,437,099     2,691,844
  Property management fees (Note 7).....................      477,385       507,820       476,905
  Loss on write-down of zero coupon mortgage (Note 4)...    6,211,644     3,232,210
  Loss on write-down of other real estate assets (Note
     5).................................................                                  379,895
                                                          -----------   -----------   -----------
          Total operating expenses......................   21,390,763    17,539,707    15,384,749
                                                          -----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS.........................    3,592,159     6,834,478    10,537,368
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income................    1,221,906     1,177,018       934,206
  Asset management fees (Note 7)........................     (686,658)     (683,438)     (561,173)
  Amortization of guarantee fee (Note 7)................     (268,251)     (268,251)     (268,251)
  General and administrative, including $521,815 in
     1996, $527,834 in 1995, and $534,848 in 1994 to
     affiliates (Note 7)................................     (685,524)     (719,223)     (825,868)
                                                          -----------   -----------   -----------
          Total other expense -- net....................     (418,527)     (493,894)     (721,086)
                                                          -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST.........................    3,173,632     6,340,584     9,816,282
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  VENTURE...............................................     (947,766)   (1,579,979)   (2,272,880)
                                                          -----------   -----------   -----------
NET INCOME..............................................  $ 2,225,866   $ 4,760,605   $ 7,543,402
                                                          ===========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners......................................  $   111,293   $   238,030   $   377,170
  Initial limited partner...............................           97           208           330
  Limited partners......................................    2,114,476     4,522,367     7,165,902
                                                          -----------   -----------   -----------
                                                          $ 2,225,866   $ 4,760,605   $ 7,543,402
                                                          ===========   ===========   ===========
NET INCOME PER BENEFICIAL ASSIGNEE CERTIFICATE..........  $      0.39   $      0.83   $      1.32
                                                          ===========   ===========   ===========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE CERTIFICATES
  OUTSTANDING...........................................    5,424,225     5,424,225     5,424,225
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
BALANCE, DECEMBER 31, 1993.....................  $1,417,856   $6,174    $121,863,827   $123,287,857
  Net income...................................     377,170      330       7,165,902      7,543,402
  Cash distributions...........................                  (25)       (542,423)      (542,448)
  Distributions declared.......................                  (37)       (813,634)      (813,671)
                                                 ----------   ------    ------------   ------------
BALANCE, DECEMBER 31, 1994.....................   1,795,026    6,442     127,673,672    129,475,140
  Net income...................................     238,030      208       4,522,367      4,760,605
  Cash distributions...........................                             (813,634)      (813,634)
  Distributions declared.......................                             (542,423)      (542,423)
                                                 ----------   ------    ------------   ------------
BALANCE, DECEMBER 31, 1995.....................   2,033,056    6,650     130,839,982    132,879,688
  Net income...................................     111,293       97       2,114,476      2,225,866
  Cash distributions...........................                             (542,423)      (542,423)
  Distributions declared.......................                             (813,634)      (813,634)
                                                 ----------   ------    ------------   ------------
BALANCE, DECEMBER 31, 1996.....................  $2,144,349   $6,747    $131,598,401   $133,749,497
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                 1996          1995          1994
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Tenant rentals received...................................  $20,891,345   $20,922,265   $21,845,655
  Interest received.........................................    5,353,277     2,222,384     1,536,294
                                                              -----------   -----------   -----------
    Cash received from operations...........................   26,244,622    23,144,649    23,381,949
  Cash paid for operating activities........................  (12,938,809)  (12,207,347)  (12,962,344)
  Cash distributions to minority interest...................     (600,000)     (775,000)     (271,249)
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............   12,705,813    10,162,302    10,148,356
INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............   (5,350,466)   (7,884,869)   (9,591,521)
  Expenditures for deferred leasing costs...................     (698,540)     (450,045)     (379,375)
  Proceeds from other real estate assets....................                                  620,105
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................   (6,049,006)   (8,334,914)   (9,350,791)
FINANCING ACTIVITY -- Cash distributions to limited
  partners..................................................   (1,084,846)   (1,627,305)   (1,084,896)
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    5,571,961       200,083      (287,331)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................   21,738,499    21,538,416    21,825,747
                                                              -----------   -----------   -----------
  End of year...............................................  $27,310,460   $21,738,499   $21,538,416
                                                              ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  NET INCOME................................................  $ 2,225,866   $ 4,760,605   $ 7,543,402
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    4,314,734     3,399,034     2,455,113
  Minority interest in Venture operations...................      947,766     1,579,979     2,272,880
  Cash distributions to minority interest...................     (600,000)     (775,000)     (271,249)
  Loss on write-down of zero coupon mortgage................    6,211,644     3,232,210
  Loss on write-down of other real estate assets............                                  379,895
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage notes..........                   (614,944)   (2,283,631)
    Accounts receivable and accrued investment..............      129,517    (1,449,518)   (1,198,070)
    Interest receivable.....................................       30,038       (65,387)       36,330
    Deferred rent concessions...............................     (147,644)     (278,299)     (239,328)
    Due from affiliates.....................................        3,773        (8,633)       11,821
    Prepaid expenses and other assets.......................      (31,760)      104,121      (375,154)
  Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses.......     (404,597)      282,684     1,543,757
    Due to affiliates.......................................       (1,408)        3,997        62,604
    Security deposits and unearned rent.....................       27,884        (8,547)      209,986
                                                              -----------   -----------   -----------
         Total adjustments..................................   10,479,947     5,401,697     2,604,954
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........  $12,705,813   $10,162,302   $10,148,356
                                                              ===========   ===========   ===========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:

     The Venture accrued $1,120,796 and $2,647,092 in capital expenditures that were not paid before December 31, 1996 and 1995, respectively.

     The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale Center being conveyed to the Venture and Equitable on December 16, 1996

     The Venture reclassified $27,517,364 relating to Northland Center from other real estate assets to rental properties as a result of the deed in lieu of foreclosure transaction executed on July 22, 1994.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1996 AND 1995 AND FOR THE
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

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

     Total capital contributions to the Partnership are summarized as follows:

General partners............................................  $     25,000
Initial limited partner.....................................         5,000
Limited partners............................................   108,484,500
                                                              ------------
          Total.............................................  $108,514,500
                                                              ============

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center and Brookdale Center.

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

     Rental Properties -- Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. The Venture has adopted Statement of Financial Accounting Standards ("SFAS") 121, "Impairment of Long-Lived Assets." Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum is less than the depreciated cost of the property, the property will be written down to estimated fair market value.

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

     Zero Coupon Mortgage Note Receivable -- During 1995, the Venture adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS
118. The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (Note 4).

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Fair Value of Financial Instruments -- Management has reviewed the various assets and liabilities of the Partnership in accordance with the SFAS 107, "Disclosures about Fair Value of Financial Instruments," (which is not applicable to real estate assets). Management has concluded that the estimated fair market value of the Partnership's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1996 presentation.

3.  RENTAL PROPERTIES

     As of December 31, 1996, the Partnership's rental properties consisted of the following:

                                                                           RENTABLE     PERCENTAGE
                                                                          SQUARE FEET     LEASED
                                                                          -----------   ----------
OFFICE
16 and 18 Sentry Park West............  Montgomery County, Pennsylvania     186,243         98%
The Bank of Delaware Building.........  Wilmington, Delaware                314,313         52%
INDUSTRIAL
1200 Whipple Road.....................  Union City, California              257,500        100%
701 and 733 Maple Lane................  Bensenville, Illinois                81,750        100%
7550 Plaza Court......................  Willowbrook, Illinois                49,500        100%
800 Hollywood Avenue..................  Itasca, Illinois                     50,337        100%
1850 Westfork Drive...................  Lithia Springs, Georgia             103,505        100%
1345 Doolittle Drive..................  San Leandro, California             326,414        100%
RETAIL
Richland Mall.........................  Richland Township, Pennsylvania     182,577         95%
Northland Center......................  Southfield, Michigan                552,992         80%
Brookdale Center......................  Brooklyn Center, Minnesota          200,184         70%

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     The costs related to the rental properties are summarized below:

                                                              1996            1995
                                                          ------------    ------------
Land....................................................  $ 27,551,185    $ 24,441,111
Buildings and Improvements..............................   117,706,619     101,955,291
                                                          ------------    ------------
          Total.........................................   145,257,804     126,396,402
Accumulated depreciation................................   (15,898,604)    (12,431,678)
                                                          ------------    ------------
          Net rental properties.........................  $129,359,200    $113,964,724
                                                          ============    ============
Office..................................................  $ 40,724,046    $ 38,982,689
Retail..................................................    73,462,730      56,677,049
Industrial..............................................    31,071,028      30,736,664
                                                          ------------    ------------
          Total.........................................   145,257,804     126,396,402
Accumulated depreciation................................   (15,898,604)    (12,431,678)
                                                          ------------    ------------
          Net rental properties.........................  $129,359,200    $113,964,724
                                                          ============    ============

4.  ZERO COUPON MORTGAGE NOTES RECEIVABLE

  Brookdale Center

     The Venture held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure by advertisement proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center on a cash basis as interest income. During 1996 and 1995, approximately $1,975,000 and $700,000, respectively, was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000 and $502,000, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     In April 1996, the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. As further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

     In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, was paid to the Lender during the bankruptcy. The Venture recorded cash received from the operation of Brookdale Center as interest income. During 1996, approximately $2,890,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $2,071,000.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value.

  Northland Center

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

5.  MORTGAGE LOANS RECEIVABLE

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

6.  GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1996, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1996 is limited to $244,905,999, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1996, the cumulative 9.75% simple annual return was $92,031,083. As of December 31, 1996, cumulative distributions by the Partnership to the BAC holders totaled $16,337,751, of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $813,634 in capital proceeds was distributed to the BAC holders in February 1997. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

     Effective as of January 1, 1997, the Partnership entered into an amendment to the Joint Venture Agreement of the Venture between the Partnership and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all the Venture's distributions of Sale or Financing Proceeds on a pari passu basis with the Partnership. The amendment will have the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of the Partnership.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Venture Supervisory Fee -- The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1996, 1995, and 1994, the total expense for this fee was $658,271, $654,192, and $502,682, respectively.

     Mortgage Loan Servicing Fee -- The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1996, 1995, and 1994, the total expense for this fee was $28,387, $29,246, and $58,492, respectively.

     Partnership Administration Fee -- The Partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1996, 1995, and 1994, the total expense for this fee was $156,389, $158,350, and $160,460, respectively.

     Property Management Fees -- Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass"), and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $406,995, $442,906, and $217,513 in 1996, 1995, and 1994, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $123,611, $93,519, and $0 in 1996, 1995, and 1994, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Compass Retail for payroll incurred of $1,678,348, $1,974,425, and $763,727 in 1996, 1995, and
1994, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Compass Retail of $92,024 and $167,861 in 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Compass Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Compass Retail during 1996 for due diligence work were $72,047, of which the Venture's portion was $51,630. The consulting fees are included in the statement of operations as a component of real estate operating expenses.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Guaranty Fee -- The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. The total of the recurring portion of the guaranty fee which is included in general and administrative expense on the statement of operations was $365,426, $369,484, and $374,394 for the years ended December 31, 1996, 1995, and 1994, respectively. The amortization expense on the nonrecurring portion of the fee was $268,251 in each of the years ended December 1996, 1995, and 1994.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

9.  LEASES

     Future minimum rentals to be received for the properties under noncancellable operating leases in effect as of December 31, 1996 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
      1997..................................................  $13,398,308
      1998..................................................   12,939,355
      1999..................................................   12,098,091
      2000..................................................   10,355,994
      2001..................................................    7,897,163
      Thereafter............................................   26,860,355
                                                              -----------
                Total.......................................  $83,549,266
                                                              ===========

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $7,686,606, $7,792,848, and $9,007,436 for the years ended December 31, 1996, 1995, and
1994, respectively.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1996, 1995, and 1994 totaled $615,400, $601,316, and $525,673, respectively.

     Information with respect to significant individual leases is as follows:

     - Gruner & Jahr Printing Company occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $478,104 under a lease which expires in August 2000.

     - Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall.

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

     - PNC Bank occupies approximately 32.7% of The Bank of Delaware Building at an annual rent of $400,715. The majority of the lease commitment expires in May 2005.

     - Broadway Stores, Inc. occupies the entire Whipple Road property (257,500 square feet) at an annual rent of $1,026,156 under a lease which expires on August 24, 2003.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     - Dayton's, Sears, J.C. Penney, Mervyn's California, and Kohl's each operate stores at Brookdale Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 195,368 square feet, 211,004 square feet, 150,589 square feet, 138,279 square feet, and 75,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, Kohl's and J.C. Penney pay annual ground rent of $175,000 and $20,930, respectively.

10.  TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis:

                                                   1996           1995           1994
                                               ------------   ------------   ------------
Financial net income.........................  $  2,225,866   $  4,760,605   $  7,543,402
Net book to tax difference from investment in
  joint venture..............................    (1,686,777)     2,639,006     (7,145,661)
                                               ------------   ------------   ------------
  Taxable net income.........................  $    539,089   $  7,399,611   $    397,741
                                               ============   ============   ============
Capital balance, financial reporting.........  $133,749,497   $132,879,688   $129,475,140
Cumulative book to tax income differences
  from investment in joint venture...........     1,073,675      2,760,452        121,446
                                               ------------   ------------   ------------
  Net worth, tax basis.......................  $134,823,172   $135,640,140   $129,596,586
                                               ============   ============   ============

                                                                    SCHEDULE III

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
  AS OF DECEMBER 31, 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND
                                      1994

                                                                  COSTS              GROSS COST AT WHICH CARRIED
                                   INITIAL COST TO COMPANY     CAPITALIZED               AT END OF THE YEAR
                                  --------------------------    SUBSEQUENT    -----------------------------------------
                                                 BUILDINGS          TO                       BUILDINGS
                                                    AND        ACQUISITION                      AND
          DESCRIPTION                LAND       IMPROVEMENTS   IMPROVEMENTS      LAND       IMPROVEMENTS      TOTAL
          -----------             -----------   ------------   ------------   -----------   ------------   ------------
Industrial
 1200 Whipple Road, Union City,
   California...................  $ 2,759,162   $ 5,112,652    $   161,659    $ 2,762,332   $  5,271,141   $  8,033,473
 Maple Lane, Plaza Court, and
   Hollywood Avenue,
   Bensenville, Illinois........    1,670,158     5,167,581        452,020      1,673,062      5,616,697      7,289,759
 1850 Westfork Drive, Lithia
   Springs, Georgia.............      750,000     3,009,802        134,330        788,008      3,106,124      3,894,132
 1345 Doolittle Drive, San
   Leandro, California..........    4,000,000     6,269,526      1,584,138      4,026,312      7,827,352     11,853,664
Retail
Richland Mall, Richland
 Township, Pennsylvania.........    1,115,321    11,663,922        543,669      1,115,535     12,207,377     13,322,912
 Northland Center, Southfield,
   Michigan.....................    7,424,476    24,822,493     12,342,485      7,424,476     37,164,978     44,589,454
 Brookdale Center, Brooklyn
   Center, Minnesota............    3,110,075    12,440,289             --      3,110,075     12,440,289     15,550,364
Office
 Sentry Park West, Montgomery
   County Pennsylvania..........    2,624,777    23,981,032      2,626,034      2,651,385     26,580,458     29,231,843
 The Bank of Delaware Building,
   Wilmington, Delaware.........    4,000,000     4,500,000      2,992,203      4,000,000      7,492,203     11,492,203
                                  -----------   -----------    -----------    -----------   ------------   ------------
                                  $27,453,969   $96,967,297    $20,836,538    $27,551,185   $117,706,619   $145,257,804
                                  ===========   ===========    ===========    ===========   ============   ============


                                  ACCUMULATED      DATE OF        DATE
          DESCRIPTION             DEPRECIATION   CONSTRUCTION   ACQUIRED
          -----------             ------------   ------------   ---------
Industrial
 1200 Whipple Road, Union City,
   California...................   $ 1,159,918   1963            03/17/88
 Maple Lane, Plaza Court, and
   Hollywood Avenue,                                            12/27/88,
   Bensenville, Illinois........     1,097,241   1979-80           6/8/89
 1850 Westfork Drive, Lithia
   Springs, Georgia.............       621,959   1988             1/06/89
 1345 Doolittle Drive, San
   Leandro, California..........     1,745,427   1964             5/18/89
Retail
Richland Mall, Richland
 Township, Pennsylvania.........     2,599,857   1974-75          7/19/88
 Northland Center, Southfield,
   Michigan.....................     2,661,507   1954             7/22/94
 Brookdale Center, Brooklyn
   Center, Minnesota............        25,917   1962            12/16/96
Office
 Sentry Park West, Montgomery
   County Pennsylvania..........     5,614,713   1988            12/22/88
 The Bank of Delaware Building,
   Wilmington, Delaware.........       372,065   1970            11/15/94
                                   -----------
                                   $15,898,604
                                   ===========

          RECONCILIATION OF BEGINNING AND ENDING BALANCES:            1995            1994            1993
          ------------------------------------------------        ------------    ------------    ------------
    Rental Properties:
      Balance at beginning of year..............................  $126,396,402    $118,933,102    $ 70,587,171
        Transfers by deed in lieu of foreclosure................                            --      40,746,969
        Brookdale Center Acquisition............................    15,550,364              --              --
        Improvements............................................     3,311,038       7,463,300       7,658,962
                                                                  ------------    ------------    ------------
      Balance at end of year....................................  $145,257,804    $126,396,402    $118,993,102
                                                                  ============    ============    ============
    Accumulated Depreciation:
      Balance at beginning of year..............................  $ 12,431,678    $  9,743,204    $  7,668,103
      Depreciation for year.....................................     3,466,926       2,688,474       2,075,101
                                                                  ------------    ------------    ------------
      Balance at end of year....................................  $ 15,898,604    $ 12,431,678    $  9,743,204
                                                                  ============    ============    ============

                                                                     SCHEDULE IV

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND
                                      1994

                                                                                       CARRYING         BALLOON
                                                    FINAL      PERIODIC     FACE        AMOUNT          PAYMENT
                                     INTEREST     MATURITY     PAYMENT   AMOUNT OF        OF               AT
DESCRIPTION                            RATE         DATE        TERMS    MORTGAGES    MORTGAGES         MATURITY
-----------                          --------   -------------  --------  ----------   ----------       ----------
First mortgage loan on apartment
  complex in Massachusetts.........   10.25%    February 1999    (d)     $6,000,000   $6,000,000(a)(c) $6,000,000
                                                                         ==========   ==========       ==========

                                                          1996          1995           1994
                                                       -----------   -----------   ------------
Balance at beginning of period.......................  $27,498,199   $30,115,465   $ 27,831,834
Interest accrued on zero coupon notes................                    614,944      2,283,631
Write-down of zero coupon mortgage(b)................   (6,211,644)   (3,232,210)
Loans reclassified as rental properties..............  (15,286,555)
                                                       -----------   -----------   ------------
Balance at end of year...............................  $ 6,000,000   $27,498,199   $ 30,115,465
                                                       ===========   ===========   ============

---------------

Notes:

(a)  This loan is not subject to any delinquencies.
(b) EREIM LP Associates, an affiliate, contributed $9,823,108 of the zero coupon mortgage note to the Venture, including principal plus interest at the contribution date. The Venture recorded a valuation allowance of $3,232,210 at September 30, 1996 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral. On December 16, 1996, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation interest in the property multiplied by the estimated fair market value of the property.
(c)  The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

                               INDEX TO EXHIBITS

EXHIBIT                                DESCRIPTION                           PAGE
-------                                -----------                           ----
 4.(a)    --   Amended and Restated Agreement of Limited Partnership dated
               April 23, 1987. Included as an Exhibit to the Prospectus
               (see Exhibit 99(a)).........................................
   (b)    --   Amendment to Amended and Restated Agreement of Limited
               Partnership dated February 9, 1988 (incorporated by
               reference to Exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987
               (File No. 33-11064) (the "1987 10-K"))......................
10. Material Contracts.
   (a)    --   Form of Beneficial Assignee Certificate (incorporated by
               reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No.
               33-11064))..................................................
   (b)    --   Agreement Between General Partners (incorporated by
               reference to Exhibit 10(c) to the 1987 10-K)................
   (c)    --   Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K)................
   (d)    --   Investment Guaranty Agreement between the Venture and EREIM
               LP Associates (incorporated by reference to Exhibit 10(e) to the 1987 10-K)..............................................
   (e)    --   Assignment Agreement between Registrant and Venture
               (incorporated by reference to Exhibit 10(f) to the 1987
               10-K).......................................................
   (f)    --   Keep Well Agreement between The Equitable Life Assurance
               Society of the United States and EREIM LP Corp.
               (incorporated by reference to Exhibit 10(g) to the 1987
               10-K).......................................................
   (g)    --   Amended and Restated Agreement of General Partnership of
               EREIM LP Associates (incorporated by reference to Exhibit
               10(h) to the 1987 10-K).....................................
   (h)    --   Promissory Notes and Mortgages Relating to Brookdale and
               Northland (incorporated by reference to Exhibit 10(I) to
               Pre-Effective Amendment No. 1 to the Registration Statement
               of the Partnership (File No. 33-11064)).....................
   (i)    --   Contract to Purchase 1200 Whipple Road, Union City,
               California (incorporated by reference to Exhibit 10(j)) to
               Post-Effective Amendment No. 1 to the Registration Statement
               of the Partnership (File No. 33-11064)).....................
   (j)    --   Lease Agreement Pertaining to 1200 Whipple Road, Union City,
               California (incorporated by reference to Exhibit 10(k) to
               Post-Effective Amendment No. 1 to the Registration Statement
               of the Partnership (File No. 33-11064)).....................
   (k)    --   Participation Agreements relating to Brookdale and Northland
               Notes (incorporated by reference to Exhibit 10(1) to the
               1987 10-K)..................................................
   (l)    --   Amendments to Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit
               10(1) to Annual Report on Form 10-K for the Fiscal Year
               Ended December 31, 1988 of ML/EQ Real Estate Portfolio, L.P.
               (File No. 33-11064) (the "1988 10-K").......................

EXHIBIT                                DESCRIPTION                           PAGE
-------                                -----------                           ----
   (m)    --   Agreement of Sale between Richland Mall Associates and EML
               Associates dated July 19, 1988 (incorporated by reference to
               Exhibit No. 1 to Form 8-K dated July 19, 1988 of ML/EQ Real
               Estate Portfolio, L.P. (File No. 33-11064)).................
   (n)    --   Note and Mortgage dated September 27, 1988 relating to the loan by EML to Second Merritt Seven (incorporated by
               reference to Exhibit No. 1 to Form 8-K dated September 27,
               1988 of ML/EQ Real Estate Portfolio, L.P. (File No.
               33-11064))..................................................
   (o)    --   Form of Participation Agreement between The Equitable Life
               Assurance Society of The United States and EML Associates
               dated September 27, 1988 (incorporated by reference to
               Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ
               Real Estate Portfolio, L.P. (File No. 33-11064))............
   (p)    --   Agreement of Sale among EML, Blue Bell Office Campus
               Associates, a Pennsylvania limited partnership, E. F. Hansen
               Jr. and G. Eileen Hansen dated December 2, 1988
               (incorporated by reference to Exhibit No. 1 to Form 8-K
               dated December 2, 1988 of ML/EQ Real Estate Portfolio, L.P.
               (File No. 33-11064))........................................
   (q)    --   Agreement of Sale between Provident Mutual Life Insurance
               Company of Philadelphia and EML Associates dated December
               27, 1988 (incorporated by reference to Exhibit No. 1 to Form
               8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio,
               L.P. (File No. 33-11064))...................................
   (r)    --   Agreement of Sale between Anderson Partners
               (Southside/Corporate Lakes) L.P., Gene Anderson, Auerbach
               Associates Ltd. and EML Associates dated as of December 31,
               1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P.
               (File No. 33-11064))........................................
   (s)    --   Note and Mortgage and Security Agreement dated January 31,
               1989 relating to loan by EML to The Wilcon company
               (incorporated by reference to Exhibit No. 4 to Form 8-K
               dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P.
               (File No. 33-11064))........................................
   (t)    --   Note and Mortgage dated February 28, 1989 relating to the
               loan by EML to 300 Delaware Avenue Associates (incorporated by reference to Exhibit 10(u) to the 1988 10-K.)............
   (u)    --   Agreement of Sale among Lincoln San Leandro IV Limited
               Partnership, Partician Associates, Inc. and EML Associates
               dated April 21, 1989 (incorporated by reference to Exhibit
               (c)1 to Form 8-K dated May 18, 1989 of ML/EQ Real Estate
               Portfolio, L.P. (File No. 33-11064))........................
   (v)    --   Agreement dated March 25, 1994 between The Equitable Life
               Assurance Society of the United States and Midwest Real
               Estate Shopping Centers L.P. (formerly Equitable Real Estate
               Shopping Centers L.P.) (incorporated by reference to Item
               10(w) to Form 10-K dated December 31, 1994 of EREIM LP
               Associates (the "1994 10-K"))...............................
   (w)    --   Deed in Lieu of foreclosure Agreement dated November 15,
               1994 by and between Three Hundred Delaware Avenue
               Associates, L.P. and EML Associates (incorporated by
               reference to Exhibit 10(x) to the 1994 10-K)................
   (x)    --   Lease Termination agreement dated January 27, 1995 by and
               between the Equitable Life Assurance Society of the United
               States and Lohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 10-K)................

EXHIBIT                                DESCRIPTION                           PAGE
-------                                -----------                           ----
   (y)    --   Amendment to Lease Termination agreement dated as of
               February 17, 1995 by and between The Equitable Life
               Assurance Society of the United States and Kohl's Department
               Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 10-K)..............................................
   (z)    --   Purchase Agreement dated as of March 10, 1995 by and among
               The Equitable Life Assurance Society of the United States,
               the Venture and Dayton Hudson Corporation (incorporated by reference to Exhibit 10(z) to the 1994 10-K)................
27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.
99. Additional Exhibits.
   (a)    --   Prospectus dated April 23, 1987, as supplemented by
               supplements dated March 3, 1988 and March 17, 1988
               (incorporated by reference to Exhibit 28 to the 1987
               10-K).......................................................
   (b)    --   Quarterly Report on Form 10-Q for the quarter ended June 30,
               1988 (incorporated by reference to File No. 33-11064).......
   (c)    --   Current Report on Form 8-K of the Partnership dated July 19,
               1988 (incorporated by reference to File No. 33-11064).......
   (d)    --   Current Report on Form 8-K of the Partnership dated
               September 27, 1988 (incorporated by reference to File No.
               33-11064)...................................................
   (e)    --   Current Report on Form 8-K of the Partnership dated December
               2, 1988 (incorporated by reference to File No. 33-11064)....
   (f)    --   Current Report on Form 8-K of the Partnership dated December
               27, 1988 (incorporated by reference to File No.
               33-11064)...................................................
   (g)    --   Current Report on Form 8-K of the Partnership dated May 18,
               1989 (incorporated by reference to File No. 33-11064).......
   (h)    --   Audited Financial Statements of Midwest Shopping Centers,
               L.P. (incorporated by reference to the Form 10-K for the
               year ended December 31, 1996 of Midwest Shopping Centers,
               L.P. (File No. 1-9331)).....................................
   (i)    --   Amendment to Joint Venture Agreement dated as of January 1,
               1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP
               Associates..................................................