Form 10-Q
period 1997-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1997-05-15
CIK 808369

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q




  (Mark One)

    /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended   March 31, 1997
                                             --------------

                                      OR



    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    -------------------


                        Commission file number 0-17684
                                               -------


                       ML/EQ Real Estate Portfolio, L.P.
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instrument)


  Delaware                                                  58-1739523
-------------------------------------------------------------------------------
 (State of Organization)                  (I.R.S.Employer Identification No.)



             3424 Peachtree Road N.E., Suite 800, Atlanta, GA 30326
 -----------------------------------------------------------------------------
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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.


                                   CONTENTS



PART  I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Consolidated balance sheets at March 31, 1997 and
                    December 31, 1996
                  Consolidated statements of operations for the three months ended March 31, 1997 and 1996
                  Consolidated statement of partners' capital for the three
                    months ended March 31, 1997
                  Consolidated statements of cash flows for the three months ended March 31, 1997 and 1996
                  Notes to consolidated financial statements



         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


         Items 1 through 6
         Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $16,898,634 in 1997 and $15,898,604 in 1996............  $128,718,133   $129,359,200
  Mortgage loan receivable..................................     6,000,000      6,000,000
                                                              ------------   ------------
          Total real estate investments.....................   134,718,133    135,359,200
                                                              ------------   ------------
OTHER ASSETS:
  Cash and cash equivalents.................................    28,103,050     27,310,460
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $870,730 in 1997 and
     $748,994 in 1996.......................................     3,962,803      3,532,898
  Deferred rent concessions.................................     2,213,465      2,178,371
  Guaranty fee, net of accumulated amortization of
     $2,200,274 in 1997 and $2,133,211 in 1996 (Notes 2 and
     3).....................................................     1,542,441      1,609,504
  Deferred leasing costs, net of accumulated amortization of
     $673,988 in 1997 and $604,828 in 1996..................     1,016,947      1,167,420
  Prepaid expenses and other assets.........................       897,987        683,920
  Interest receivable.......................................       119,558        120,195
  Due from affiliates (Note 2)..............................        12,710          5,260
                                                              ------------   ------------
          Total other assets................................    37,868,961     36,608,028
                                                              ------------   ------------
          TOTAL ASSETS......................................  $172,587,094   $171,967,228
                                                              ============   ============
                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  2,345,950   $  2,254,677
  Accrued capital expenditures..............................       200,265      1,120,796
  Security deposits and unearned rent.......................       629,394        525,578
  Due to affiliates (Note 2)................................       314,319        608,207
  Distributions declared....................................            --        813,634
                                                              ------------   ------------
          Total liabilities.................................     3,489,928      5,322,892
                                                              ------------   ------------
MINORITY INTEREST IN THE VENTURE............................    33,465,084     32,894,839
                                                              ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
PARTNERS' CAPITAL:
  General partners..........................................     2,238,478      2,144,349
  Initial limited partner...................................         6,829          6,747
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................   133,386,775    131,598,401
                                                              ------------   ------------
          Total partners' capital...........................   135,632,082    133,749,497
                                                              ------------   ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $172,587,094   $171,967,228
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
REVENUE:
  Rental income.............................................  $6,819,320   $4,865,805
  Lease termination income..................................     132,840       26,514
  Interest on loans receivable..............................     153,750      744,950
                                                              ----------   ----------
          Total revenue.....................................   7,105,910    5,637,269
                                                              ----------   ----------
OPERATING EXPENSES:
  Real estate operating expenses............................   2,533,657    2,009,222
  Depreciation and amortization.............................   1,069,189      932,387
  Real estate taxes.........................................     830,562      512,607
  Property management fees (Note 2).........................     149,646      112,108
                                                              ----------   ----------
          Total operating expenses..........................   4,583,054    3,566,324
                                                              ----------   ----------
INCOME FROM PROPERTY OPERATIONS.............................   2,522,856    2,070,945
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income....................     355,172      274,467
  Asset management fees.....................................    (186,681)    (169,926)
  Amortization of guarantee fee.............................     (67,063)     (67,063)
  General and administrative, including $127,638 and
     $130,689 at March 31, 1997 and 1996, respectively, to
     affiliates (Note 2)....................................    (171,454)    (177,115)
                                                              ----------   ----------
          Total other expense -- net........................     (70,026)    (139,637)
                                                              ----------   ----------
INCOME BEFORE MINORITY INTEREST.............................   2,452,830    1,931,308
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED VENTURE.....    (570,245)    (463,731)
                                                              ----------   ----------
NET INCOME..................................................  $1,882,585   $1,467,577
                                                              ==========   ==========
ALLOCATION OF NET INCOME:
  General partners..........................................  $   94,129   $   73,379
  Initial limited partner...................................          82           64
  Limited partners..........................................   1,788,374    1,394,134
                                                              ----------   ----------
          TOTAL.............................................  $1,882,585   $1,467,577
                                                              ==========   ==========
NET INCOME PER LIMITED PARTNER BAC..........................  $     0.33   $     0.26
                                                              ==========   ==========
WEIGHTED AVERAGE BACs OUTSTANDING...........................   5,424,225    5,424,225
                                                              ==========   ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1996.....................  $2,144,349   $6,747    $131,598,401   $133,749,497
Net income.....................................      94,129       82       1,788,374      1,882,585
                                                 ----------   ------    ------------   ------------
Balance, March 31, 1997........................  $2,238,478   $6,829    $133,386,775   $135,632,082
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                               MARCH 31,     MARCH 31,
                                                                 1997          1996
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $ 6,590,977   $ 5,057,669
  Interest received.........................................      509,559     1,030,851
                                                              -----------   -----------
  Cash received from operations.............................    7,100,536     6,088,520
  Cash paid for operating activities........................   (4,296,132)   (3,769,880)
  Cash distributions to minority interest...................           --      (300,000)
                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    2,804,404     2,018,640
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............   (1,279,493)   (2,692,933)
  Expenditures for deferred leasing costs...................       81,313       (50,997)
                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES.......................   (1,198,180)   (2,743,930)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................     (813,634)     (542,423)
                                                              -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES.......................     (813,634)     (542,423)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      792,590    (1,267,713)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   27,310,460    21,738,499
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $28,103,050   $20,470,786
                                                              ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net income................................................  $ 1,882,585   $ 1,467,577
                                                              -----------   -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    1,136,252       999,450
  Minority interest in Venture operations...................      570,245       463,731
  Cash distributions to minority interest...................           --      (300,000)
Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........     (429,905)      218,561
  Deferred rent concessions.................................      (35,094)       (2,138)
  Prepaid expenses and other assets.........................     (214,067)     (157,319)
  Interest receivable.......................................          637        11,434
  Due from affiliates.......................................       (7,450)       (3,531)
Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........       91,273      (319,052)
  Security deposits and unearned rent.......................      103,816       (51,073)
  Due to affiliates.........................................     (293,888)     (309,000)
                                                              -----------   -----------
Total adjustments...........................................      921,819       551,063
                                                              -----------   -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES..............  $ 2,804,404   $ 2,018,640
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1. BROOKDALE ZERO NOTE

     EML Associates (the "Venture"), a joint venture through which the Partnership invests in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed rate mortgage loans, held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note was Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from The Equitable Life Assurance Society of the United States ("Equitable") which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center.
Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure by advertisement proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were to be paid to Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

     As of September 30, 1995, an internal review of Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

     In April 1996, Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

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

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record its interest in Brookdale Center at its estimated fair market value.

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1997 and December 31, 1996 the accrued balance of these fees and reimbursements totaled $314,319 and $608,207, respectively. For each of the three month periods ended March 31, 1997 and 1996, the expense for these recurring fees totaled $314,319 and $300,615, respectively. These amounts are included in the statements of operations as asset management fees and as components of general and administrative expense.

     Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $103,283 and $98,115 during the first quarter of 1997 and 1996, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $11,607 and $50,142 during the first quarter of 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $393,526 and $487,052 during the first quarter of 1997 and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $56 and $7,417 during the first quarter of 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

3. GUARANTY AGREEMENT

     EREIM LP Associates entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1997 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 1997 is limited to $243,594,822, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders totaled $108,484,500. As of March 31, 1997, the cumulative 9.75% simple annual return was $94,520,023. As of March 31, 1997, cumulative distributions by the Partnership to the BAC Holders totaled $17,151,385 of which $11,662,084 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on Mortgage Loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Partnership had cash and cash equivalents of approximately $2.0 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital and administration expenses.

     In addition, at March 31, 1997, the Venture, in which the Partnership owns an 80% interest, had approximately $26.1 million in cash and cash equivalents. These funds are intended to be utilized primarily to fund renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to fund improvements deemed to be necessary on Brookdale Center.

     Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.3 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and approximately $800,000, $530,000 and $260,000 is expected to be incurred in 1997, 1998 and 1999. As of March 31, 1997, approximately $2.8 million of these costs had been expended.

     Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement of which approximately $1.6 million has been expended. Also included in the $4.3 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of March 31, 1997, approximately $244,000 had been expended for tenant improvements. The remaining tenant improvement costs of $2.8 million are expected to be expended over the next few years to tenant the currently vacant space.

     The Venture anticipates costs to be incurred to increase tenancy at Richland Mall of approximately $3.8 million, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square foot vacant grocery to approximately 55,000 square feet in order to accommodate Redner's Market. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of the funds, approximately $1.7 million, is to be expended in connection with additional required work to relocate tenants in order to accommodate Redner's, as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. As of March 31, 1997, approximately $393,000 of these costs have been incurred.

     Cash received by the Venture from tenant rentals for the three months ended March 31, 1997 increased approximately $1.5 million to $6.6 million from $5.1 million for the three months ended March 31, 1996. This

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

increase is due primarily to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996. Rental income received from Brookdale Center for the three months ended March 31, 1997 was approximately $2.2 million of which the Venture's portion was approximately $1.5 million.

     Interest received by the Venture for the three months ended March 31, 1997 decreased approximately $521,000 to $510,000 from $1.0 million for the three months ended March 31, 1996. This decrease is primarily due to the receipt of approximately $825,000 in 1996, of which the Venture's portion was approximately $591,000, which was remitted under the terms of the receivership in connection with the Brookdale Zero Note.

FINANCIAL CONDITION

     Total liabilities decreased approximately $1.8 million from $5.3 million at December 31, 1996 to $3.5 million at March 31, 1997. Approximately $921,000 of this decrease is attributable to accrued construction costs paid during the first quarter of 1997. The remainder of the decrease is due to the semiannual payment of distributions to BAC holders and limited partners of $813,634 and the semiannual payment of fees to affiliates of approximately $608,000 in the first quarter of 1997. This decrease is offset by the accrual of approximately $314,000 of fees due to affiliates for the first quarter of 1997.

RESULTS OF OPERATIONS

     Rental income for the three months ended March 31, 1997 increased approximately $2.0 million to $6.8 million from $4.9 million for the three months ended March 31, 1996. The increase is due primarily to rental income from Brookdale Center of approximately $2.2 million of which the Venture's portion was approximately $1.5 million, in addition to higher rental income due to increased occupancy at various other properties.

     Lease termination rental income for the three months ended March 31, 1997 increased approximately $106,000 to $133,000 from $27,000 for the three months ended March 31, 1996. This increase is due to approximately $133,000 of lease termination rental income recognized during the first quarter of 1997 at Richland Mall compared to approximately $27,000 of lease termination income recognized during the first quarter of 1996 at Northland Mall.

     Interest on loans receivable decreased approximately $591,000 to $154,000 for the three months ended March 31, 1997 from $745,000 for the three months ended March 31, 1996. The decline is due to interest income received on the Brookdale zero note during the first quarter of 1996 of approximately $825,000, of which the Venture's portion was approximately $591,000.

     Real estate operating expenses increased approximately $524,000 to $2.5 million for the three months ended March 31, 1997 from $2.0 million for the three months ended March 31, 1996. The increase is due primarily to real estate operating expenses at Brookdale Center of approximately $740,000, of which the Venture's portion was approximately $531,000.

     Depreciation and amortization for the three months ended March 31, 1997 increased approximately $137,000 to $1.1 million from $932,000 for the three months ended March 31, 1996. This increase is primarily due to depreciation recorded by Brookdale Center of approximately $111,000, of which the Venture's portion was approximately $79,000. The remaining increase is attributable to capital renovations incurred at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Northland Center and in connection with the enhancement, stabilization, and renovation program for The Bank of Delaware Building.

     Real estate taxes for the three months ended March 31, 1997 increased approximately $318,000 to $831,000 from $513,000 for the three months ended March 31, 1996 primarily due to the real estate taxes associated with Brookdale Center of approximately $395,000, of which the Venture's portion was approximately $284,000.

     The percentage of leased space at the Venture's properties at March 31, 1997 was 84.4% compared to the percentage of leased space at December 31, 1996 of 85.5%. The 1.1% decline is due to the termination of leases in connection with plans to enhance the tenant mix at Richland Mall and tenants vacating Brookdale Center upon their lease expirations.

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

     Additionally, Equitable and the Venture commenced foreclosure by advertisement proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale Zero Note. The Venture recorded cash received from the operation of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

     As of September 30, 1995, an internal review of Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

     In April 1996, Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

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

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record its interest in Brookdale Center at its estimated fair market value.

     Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture, or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased. Rental rates have stopped dropping in many of the properties' markets and, in some markets, rental rates are experiencing an increase. Any significant recovery in rental rates, if achieved at all, will likely occur over an extended period of time. It appears that certain property types in particular market areas are at cyclical heights relative to market values. Based on the upturn in the market for certain of the Venture's properties, the Partnership may consider the sale of certain assets.

                                   PART II





Item l.  Legal Proceedings

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





                           ML/EQ Real Estate Portfolio, L.P.


                           By:      EREIM Managers Corp.
                                    Managing General Partner


                           By:      Claire Snedeker
                                    ------------------------------------
                                    Claire Snedeker
                                    Vice President, Controller
                                    and Treasurer
                                    (Principal Accounting Officer)





Dated: May 15, 1997

                                 EXHIBIT INDEX


Exhibit No.                                  Description
----------               -----------------------------------------------------
       27                Financial Data Schedule (for SEC filing purposes only)