Form 10-Q
period 1997-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1997-08-14
CIK 808369

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended June 30, 1997
                                               -------------

                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.



For the transition period from                        to
                              -------------------------  -----------------------

                       Commission file number 0-17684
                                             --------

                      ML/EQ Real Estate Portfolio, L.P.
     -------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)


             Delaware                                58-1739523
--------------------------------------------------------------------------------
     (State of Organization)           (I.R.S. Employer Identification No.)


         3424 Peachtree Road N.E., Suite 800, Atlanta, Georgia 30326
--------------------------------------------------------------------------------
             (Address of principal executive office) (Zip Code)


(Registrant's telephone number, including area code)        (404) 239-5002
                                                    ----------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No
                                              ---   ---

                      ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                  CONTENTS



PART  I - FINANCIAL INFORMATION

             Item 1 - Financial statements:

                  Consolidated balance sheets at June 30, 1997 and
                    December 31, 1996
                  Consolidated statements of operations for the three and six months ended June 30, 1997 and 1996
                  Consolidated statement of partners' capital for the six
                    months ended June 30, 1997
                  Consolidated statements of cash flows for the six months
                    ended June 30, 1997 and 1996
                  Notes to consolidated financial statements


            Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


PART II - OTHER INFORMATION

            Items 1 through 6
            Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $17,903,975 in 1997 and $15,898,604 in 1996............  $127,966,237   $129,359,200
  Mortgage loan receivable..................................     6,000,000      6,000,000
                                                              ------------   ------------
          Total real estate investments.....................   133,966,237    135,359,200
                                                              ------------   ------------
OTHER ASSETS:
  Cash and cash equivalents.................................    31,140,627     27,310,460
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $851,490 in 1997 and
     $748,994 in 1996.......................................     4,069,912      3,532,898
  Deferred rent concessions.................................     2,227,863      2,178,371
  Guaranty fee, net of accumulated amortization of
     $2,267,336 in 1997 and $2,133,211 in 1996 (Notes 2 and
     3).....................................................     1,475,378      1,609,504
  Deferred leasing costs, net of accumulated amortization of
     $741,088 in 1997 and $604,828 in 1996..................       977,196      1,167,420
  Prepaid expenses and other assets.........................       413,560        683,920
  Interest receivable.......................................       144,752        120,195
  Due from affiliates (Note 2)..............................        27,213          5,260
                                                              ------------   ------------
          Total other assets................................    40,476,501     36,608,028
                                                              ------------   ------------
          TOTAL ASSETS......................................  $174,442,738   $171,967,228
                                                              ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,813,287   $  2,254,677
  Accrued capital expenditures..............................       122,925      1,120,796
  Security deposits and unearned rent.......................       827,895        525,578
  Due to affiliates (Note 2)................................       631,465        608,207
  Distributions declared....................................    14,646,083        813,634
                                                              ------------   ------------
          Total liabilities.................................    18,041,655      5,322,892
                                                              ------------   ------------
MINORITY INTEREST IN THE VENTURE............................    33,938,584     32,894,839
                                                              ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)
PARTNERS' CAPITAL:
  General partners..........................................     2,312,303      2,144,349
  Initial limited partner...................................         6,219          6,747
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................   120,143,977    131,598,401
                                                              ------------   ------------
          Total partners' capital...........................   122,462,499    133,749,497
                                                              ------------   ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $174,442,738   $171,967,228
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                -----------------------   -------------------------
                                                   1997         1996         1997          1996
                                                ----------   ----------   -----------   -----------
REVENUE:
  Rental income...............................  $6,027,854   $4,716,876   $12,847,174   $ 9,582,681
  Lease termination income....................          --       35,657       132,840        62,171
  Interest on loans receivable................     153,750      977,848       307,500     1,722,798
                                                ----------   ----------   -----------   -----------
          Total revenue.......................   6,181,604    5,730,381    13,287,514    11,367,650
                                                ----------   ----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses..............   2,157,115    1,939,586     4,690,772     3,948,808
  Depreciation and amortization...............   1,072,441      976,069     2,141,630     1,908,456
  Real estate taxes...........................     824,406      570,507     1,654,968     1,083,114
  Property management fees (Note 2)...........     136,767      119,034       286,413       231,142
                                                ----------   ----------   -----------   -----------
          Total operating expenses............   4,190,729    3,605,196     8,773,783     7,171,520
                                                ----------   ----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS...............   1,990,875    2,125,185     4,513,731     4,196,130
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income......     404,262      281,416       759,434       555,883
  Asset management fees.......................    (188,754)    (169,926)     (375,435)     (339,852)
  Amortization of guarantee fee...............     (67,063)     (67,063)     (134,126)     (134,126)
  General and administrative, including
     $256,030 and $260,415 at June 30, 1997
     and 1996, respectively, to affiliates
     (Note 2).................................    (189,320)    (169,344)     (360,774)     (346,459)
                                                ----------   ----------   -----------   -----------
          Total other expense -- net..........     (40,875)    (124,917)     (110,901)     (264,554)
                                                ----------   ----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST...............   1,950,000    2,000,268     4,402,830     3,931,576
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE........................    (473,500)    (476,971)   (1,043,745)     (940,702)
                                                ----------   ----------   -----------   -----------
NET INCOME....................................  $1,476,500   $1,523,297   $ 3,359,085   $ 2,990,874
                                                ==========   ==========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners............................  $   73,825   $   76,165   $   167,954   $   149,544
  Initial limited partner.....................          65           67           147           131
  Limited partners............................   1,402,610    1,447,065     3,190,984     2,841,199
                                                ----------   ----------   -----------   -----------
          TOTAL...............................  $1,476,500   $1,523,297   $ 3,359,085   $ 2,990,874
                                                ==========   ==========   ===========   ===========
NET INCOME PER LIMITED PARTNER BAC............  $     0.26   $     0.27   $      0.59   $      0.52
                                                ==========   ==========   ===========   ===========
WEIGHTED AVERAGE BACs OUTSTANDING.............   5,424,225    5,424,225     5,424,225     5,424,225
                                                ==========   ==========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1996.....................  $2,144,349   $6,747    $131,598,401   $133,749,497
Net income.....................................     167,954      147       3,190,984      3,359,085
Distributions declared.........................          --     (675)    (14,645,408)   (14,646,083)
                                                 ----------   ------    ------------   ------------
Balance, June 30, 1997.........................  $2,312,303   $6,219    $120,143,977   $122,462,499
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                               JUNE 30,      JUNE 30,
                                                                 1997          1996
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $12,695,826   $10,523,080
  Interest received.........................................    1,042,377     2,281,342
                                                              -----------   -----------
  Cash received from operations.............................   13,738,203    12,804,422
  Cash paid for operating activities........................   (7,538,087)   (6,202,416)
  Cash distributions to minority interest...................           --      (300,000)
                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    6,200,116     6,302,006
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............   (1,610,279)   (4,171,321)
  Expenditures for deferred leasing costs...................       53,964      (127,345)
                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES.......................   (1,556,315)   (4,298,666)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................     (813,634)     (542,423)
                                                              -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES.......................     (813,634)     (542,423)
                                                              -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    3,830,167     1,460,917
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   27,310,460    21,738,499
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $31,140,627   $23,199,416
                                                              ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net Income................................................  $ 3,359,085   $ 2,990,874
                                                              -----------   -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,275,756     2,042,582
  Minority interest in Venture operations...................    1,043,745       940,702
  Cash distributions to minority interest...................           --      (300,000)
Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........     (537,013)      797,075
  Deferred rent concessions.................................      (49,492)      (19,270)
  Interest receivable.......................................      (24,557)        2,661
  Prepaid expenses and other assets.........................      270,360       278,929
  Due from affiliates.......................................      (21,953)      (17,759)
Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........     (441,390)     (504,863)
  Security deposits and unearned rent.......................      302,317       100,423
  Due to affiliates.........................................       23,258        (9,348)
                                                              -----------   -----------
Total adjustments...........................................    2,841,031     3,311,132
                                                              -----------   -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES..............  $ 6,200,116   $ 6,302,006
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

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

1. GENERAL

     On June 10, 1997 The Equitable Life Assurance Society of the United States ("Equitable"), the indirect parent of EREIM Managers Corp. (the "Managing General Partner"), sold its wholly owned subsidiary, Equitable Real Estate Investment Management, Inc. (ERE), to a subsidiary of Lend Lease Corporation Limited. The Managing General Partner was not included in the sale and continues to be a wholly owned indirect subsidiary of Equitable. To maintain the ongoing continuity of the Partnership's operation, ERE was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture") and the properties that ERE has historically provided to the Managing General Partner. ERE currently operates under the name ERE Yarmouth. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1997 and December 31, 1996 the accrued balance of these fees and reimbursements totaled $631,465 and $608,207, respectively. For each of the six month periods ended June 30, 1997 and 1996, the expense for these recurring fees totaled $631,465 and $600,267, respectively. These amounts are included in the statements of operations as asset management fees and as components of general and administrative expense.

     Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"), affiliates of ERE Yarmouth. As discussed in note 1, until June 10, 1997, ERE, the predecessor company to ERE Yarmouth, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $202,477 and $200,825 for the six months ended June 30, 1997 and 1996, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture, a joint venture in which the Partnership holds an 80% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to Compass and Compass Retail were $32,122 and $50,316 for each of the six month periods ended June 30, 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $839,610 and $898,021 for each of the six month periods ended June 30, 1997 and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $7,476 and $77,394 for each of the six month periods ended June 30, 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

3. GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between Equitable and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1997 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 1997 is limited to $243,587,944, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders of the Partnership totaled $108,484,500. As of June 30, 1997, the cumulative 9.75% simple annual return was $97,023,653. As of June 30, 1997, cumulative distributions by the Partnership to the BAC Holders totaled $17,151,385 of which $11,662,084 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

4. SUBSEQUENT EVENTS

     Legal Proceedings -- The Partnership is a defendant in Scher v. ML/EQ Real Estate Portfolio, L.P., et al., an action brought in the Court of Chancery of the State of Delaware. The complaint was served on the Partnership on July 14, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp. and EREIM LP Associates.

     The Plaintiff purports to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold underperforming properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership has not yet responded to the complaint but will do so in the time permitted to respond. The Partnership intends to defend vigorously against these claims. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

     Brookdale Center -- In early July, the Venture and Equitable received an offer to purchase Brookdale Center and subsequently signed a nonbinding letter of intent. To the extent that the potential purchaser has not signed a binding contract within a reasonable period, the Venture and Equitable expect to initiate a marketing program for this property.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Partnership had cash and cash equivalents of approximately $2.0 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital and administration expenses. In addition, at June 30, 1997, the Venture, in which the Partnership owns an 80% interest, had approximately $29.1 million in cash and cash equivalents. This money was retained for the specific purpose of funding ongoing capital improvement programs for The Bank of Delaware Building, Richland Mall and Northland Mall, and to potentially fund a major capital improvement program for Brookdale Center. As a result of the decisions made regarding Brookdale Center discussed in detail below, the Partnership has decided to distribute a major portion of the monies previously held. The Venture will maintain approximately $10 million for future capital needs and as otherwise required.

     The Partnership continues to evaluate appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, we take into account improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered various alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In early July, the Owners received an offer to purchase Brookdale Center and subsequently signed a nonbinding letter of intent. To the extent that the potential purchaser has not signed a binding contract within a reasonable period, the Owners expect to initiate a marketing program for this property.

     Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and the remaining balance is expected to be expended through 1999. As of June 30, 1997, approximately $2.9 million of these costs had been expended.

     Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, of which approximately $1.8 million has been expended. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of June 30, 1997, approximately $287,000 had been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.7 million are expected to be expended over the next few years to lease the currently vacant space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Venture anticipates to incur costs of approximately $3.8 million to increase tenancy at Richland Mall, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square foot vacant grocery to approximately 55,000 square feet in order to accommodate the tenant's requirements. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of approximately $1.7 million is to be expended in connection with the relocation of tenants in order to accommodate Redner's, as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. As of June 30, 1997, approximately $504,000 of these costs have been incurred.

     Cash received by the Venture from tenant rentals for the six months ended June 30, 1997 increased approximately $2.2 million to $12.7 million from $10.5 million for the six months ended June 30, 1996. This increase is due primarily to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996. Rental income received from Brookdale Center for the six months ended June 30, 1997 was approximately $4.2 million, of which the Venture's portion was approximately $3.0 million.

     Interest received for the six months ended June 30, 1997 decreased approximately $1.2 million to $1.0 million from $2.3 million for the six months ended June 30, 1996. This decrease is due primarily to the receipt of approximately $2.0 million in 1996, of which the Venture's portion was approximately $1.4 million, which was remitted under the terms of the receivership for the Brookdale Zero Note.

FINANCIAL CONDITION

     Total liabilities increased approximately $12.7 million from $5.3 million at December 31, 1996 to $18.0 million at June 30, 1997. The increase is attributable to the distribution declared as of June 30, 1997 which was approximately $13.8 million greater than the distribution declared as of December 31, 1996. This increase is partially offset by a decrease of approximately $1.0 million attributable to accrued capital expenditures paid during the first half of 1997.

RESULTS OF OPERATIONS

     Rental income for the three and six months ended June 30, 1997 increased approximately $1.3 million and $3.3 million, respectively, compared to the three and six months ended June 30, 1996. The increase is due primarily to rental income from Brookdale Center of approximately $2.0 million and $4.1 million for the three and six months ended June 30, 1997, respectively, of which the Venture's portion was approximately $1.4 million and $2.9 million, respectively.

     Lease termination rental income for the six months ended June 30, 1997 increased approximately $71,000 compared to the six months ended June 30, 1996. The increase is due to approximately $133,000 of lease termination rental income recognized during the first half of 1997 at Richland Mall compared to approximately $62,000 of lease termination rental income recognized during the first half of 1996 at Northland Mall and the Sentry Park West Building.

     Interest on loans receivable for the three and six months ended June 30, 1997 decreased approximately $824,000 and $1.4 million, respectively, compared to the three and six months ended June 30, 1996. The decline is due to interest

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

income received on the Brookdale Zero Note of approximately $825,000 and $2.0 million for the three and six months ended June 30, 1996, of which the Venture's portion was approximately $590,000 and $1.4 million, respectively.

     Real estate operating expenses increased approximately $218,000 and $742,000, respectively, for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. The increase is due primarily to real estate operating expenses at Brookdale Center of approximately $625,000 and $1.3 million for the three and six months ended June 30, 1997, of which the Venture's portion was approximately $448,000 and $946,000, respectively. The increase in real estate operating expenses at Brookdale Center is partially offset by a decrease in utility and HVAC expense at Northland Mall due primarily to a new contract with the local electric company, the initiation of an energy conservation program and additional HVAC repairs and maintenance expense incurred in 1996.

     Depreciation and amortization for the three and six months ended June 30, 1997 increased by approximately $96,000 and $233,000, respectively, compared to the three and six months ended June 30, 1996. The increase is primarily due to depreciation recorded by Brookdale Center of approximately $112,000 and $222,000 for the three and six months ended June 30, 1997, of which the Venture's portion was approximately $80,000 and $159,000, respectively. The remaining increase is attributable to capital renovations incurred at Northland Center and the enhancement, stabilization, and renovation program for The Bank of Delaware Building.

     Real estate taxes for the three and six months ended June 30, 1997 increased approximately $254,000 and $572,000, respectively, compared to the three and six months ended June 30, 1996. The increase is primarily due to the real estate taxes associated with Brookdale Center of approximately $380,000 and $776,000 for the three and six months ended June 30, 1997, of which the Venture's portion was approximately $272,000 and $556,000, respectively.

     The percentage of leased space at the Venture's properties at June 30, 1997 was 84.1% compared to the percentage of leased space at December 31, 1996 of 85.5%. The 1.4% decline is due to the termination of leases in connection with plans to enhance the tenant mix at Richland Mall and tenants vacating both Brookdale Center and Northland Mall upon their lease expirations.

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the sale of Brookdale Center and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the report on Form 10-K for the year ended December 31, 1996.

                                   PART II



Item 1.  Legal Proceedings

         The Partnership is a defendant in Scher v. ML/EQ Real Estate Portfolio, L.P., et al., an action brought in the Court of Chancery of the State of Delaware. The complaint was served on the Partnership on July 14, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp. and EREIM LP Associates.

         The Plaintiff purports to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold underperforming properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership has not yet responded to the complaint but will do so in the time permitted to respond. The Partnership intends to defend vigorously against these claims. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.


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

Item 6.  Exhibits and Reports on Form 8-K

         Response:

         a)   Exhibits

              27  Financial Data Schedule (for SEC filing purposes only)

         b)   Reports

              Current Report on Form 8-K of the Partnership dated July 10, 1997.

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



                                        ML/EQ Real Estate Portfolio, L.P.

                                        By: EREIM Managers Corp.
                                            Managing General Partner



                                        By: /s/ Patricia C. Snedeker
                                           -------------------------------------
                                           Patricia C. Snedeker
                                            Vice President, Controller
                                             and Treasurer
                                            (Principal Accounting Officer)



Dated: August 14, 1997

                                 EXHIBIT INDEX


Exhibit No.                                  Description
----------               -----------------------------------------------------
       27                Financial Data Schedule (for SEC filing purposes only)