Form 10-Q
period 1997-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1997-11-14
CIK 808369

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended September 30, 1997
                                              ------------------

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS


PART I -  FINANCIAL INFORMATION

          Item 1 - Financial statements:

                       Consolidated balance sheets at September 30, 1997 and
                        December 31, 1996
                       Consolidated statements of operations for the three and
                        nine months ended September 30, 1997 and 1996
                       Consolidated statement of partners' capital for the nine
                        months ended September 30, 1997
                       Consolidated statements of cash flows for the nine months
                        ended September 30, 1997 and 1996
                       Notes to consolidated financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


PART II - OTHER INFORMATION

          Items 1 through 6
          Signatures

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                          ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $18,670,285 in 1997 and $15,898,604 in 1996............  $113,810,363    $129,359,200
  Rental properties held for sale (Note 4)..................    15,389,863              --
  Mortgage loan receivable..................................     6,000,000       6,000,000
                                                              ------------    ------------
          Total real estate investments.....................   135,200,226     135,359,200
                                                              ------------    ------------
OTHER ASSETS:
  Cash and cash equivalents.................................    13,354,668      27,310,460
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $1,104,220 in 1997
     and $748,994 in 1996...................................     3,768,638       3,532,898
  Deferred rent concessions.................................     2,300,611       2,178,371
  Guaranty fee, net of accumulated amortization of
     $2,334,399 in 1997 and $2,133,211 in 1996 (Notes 2 and
     3).....................................................     1,408,316       1,609,504
  Deferred leasing costs, net of accumulated amortization of
     $809,349 in 1997 and $604,828 in 1996..................     1,046,753       1,167,420
  Prepaid expenses and other assets.........................     1,566,640         683,920
  Interest receivable.......................................        50,905         120,195
  Due from affiliates (Note 2)..............................         2,434           5,260
                                                              ------------    ------------
          Total other assets................................    23,498,965      36,608,028
                                                              ------------    ------------
          TOTAL ASSETS......................................  $158,699,191    $171,967,228
                                                              ============    ============

                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  2,428,595    $  2,254,677
  Accrued capital expenditures..............................       561,156       1,120,796
  Security deposits and unearned rent.......................       768,278         525,578
  Due to affiliates (Note 2)................................       320,631         608,207
  Distributions declared....................................            --         813,634
  Other liabilities.........................................       358,304              --
                                                              ------------    ------------
          Total liabilities.................................     4,436,964       5,322,892
                                                              ------------    ------------
MINORITY INTEREST IN THE VENTURE............................    30,534,478      32,894,839
                                                              ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
PARTNERS' CAPITAL:
  General partners..........................................     2,375,566       2,144,349
  Initial limited partner...................................         6,274           6,747
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................   121,345,909     131,598,401
                                                              ------------    ------------
          Total partners' capital...........................   123,727,749     133,749,497
                                                              ------------    ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $158,699,191    $171,967,228
                                                              ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1997         1996         1997          1996
                                                ----------   ----------   -----------   -----------
REVENUE:
  Rental income...............................  $6,220,326   $5,233,540   $19,067,500   $14,816,221
  Lease termination income....................          --           --       132,840        62,171
  Interest on loans receivable................     153,750    1,030,690       461,250     2,753,488
                                                ----------   ----------   -----------   -----------
          Total revenue.......................   6,374,076    6,264,230    19,661,590    17,631,880
                                                ----------   ----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses..............   2,580,122    1,998,146     7,270,894     5,946,954
  Depreciation and amortization...............   1,073,171      984,346     3,214,801     2,892,802
  Real estate taxes...........................     823,307      606,913     2,478,275     1,690,027
  Property management fees (Note 2)...........     133,967      116,360       420,380       347,502
                                                ----------   ----------   -----------   -----------
          Total operating expenses............   4,610,567    3,705,765    13,384,350    10,877,285
                                                ----------   ----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS...............   1,763,509    2,558,465     6,277,240     6,754,595
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income......     344,877      319,112     1,104,311       874,995
  Asset management fees (Note 2)..............    (190,830)    (171,793)     (566,265)     (511,645)
  Amortization of guarantee fee...............     (67,062)     (67,062)     (201,188)     (201,188)
  General and administrative, including
     $385,831 and $391,345 at September 30,
     1997 and 1996, respectively, to
     affiliates (Note 2)......................    (169,350)    (168,710)     (530,124)     (515,169)
                                                ----------   ----------   -----------   -----------
          Total other expense -- net..........     (82,365)     (88,453)     (193,266)     (353,007)
                                                ----------   ----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST...............   1,681,144    2,470,012     6,083,974     6,401,588
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE........................    (415,894)    (570,265)   (1,459,639)   (1,510,967)
                                                ----------   ----------   -----------   -----------
NET INCOME....................................  $1,265,250   $1,899,747   $ 4,624,335   $ 4,890,621
                                                ==========   ==========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners............................  $   63,263   $   94,987   $   231,217   $   244,531
  Initial limited partner.....................          55           83           202           214
  Limited partners............................   1,201,932    1,804,677     4,392,916     4,645,876
                                                ----------   ----------   -----------   -----------
          TOTAL...............................  $1,265,250   $1,899,747   $ 4,624,335   $ 4,890,621
                                                ==========   ==========   ===========   ===========
NET INCOME PER LIMITED PARTNER BAC............  $     0.22   $     0.34   $      0.81   $      0.86
                                                ==========   ==========   ===========   ===========
WEIGHTED AVERAGE BACs OUTSTANDING.............   5,424,225    5,424,225     5,424,225     5,424,225
                                                ==========   ==========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1996.....................  $2,144,349   $6,747    $131,598,401   $133,749,497
Net income.....................................     231,217      202       4,392,916      4,624,335
Distributions..................................          --     (675)    (14,645,408)   (14,646,083)
                                                 ----------   ------    ------------   ------------
Balance, September 30, 1997....................  $2,375,566   $6,274    $121,345,909   $123,727,749
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1996
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................   $19,085,060     $16,091,187
  Interest received.........................................     1,634,851       3,675,805
                                                               -----------     -----------
  Cash received from operations.............................    20,719,911      19,766,992
  Cash paid for operating activities........................   (11,901,186)     (9,581,002)
  Cash distributions to minority interest...................    (3,820,000)       (600,000)
                                                               -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     4,998,725       9,585,990
                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............    (3,410,946)     (4,572,971)
  Expenditures for deferred leasing costs...................       (83,854)       (315,561)
                                                               -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES.......................    (3,494,800)     (4,888,532)
                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (15,459,717)     (1,084,846)
                                                               -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES.......................   (15,459,717)     (1,084,846)
                                                               -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (13,955,792)      3,612,612
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    27,310,460      21,738,499
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $13,354,668     $25,351,111
                                                               ===========     ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net Income..................................................   $ 4,624,335     $ 4,890,621
                                                               -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     3,415,989       3,093,990
  Minority interest in Venture operations...................     1,459,639       1,510,967
  Cash distributions to minority interest...................    (3,820,000)       (600,000)
Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........      (235,740)      1,385,660
  Deferred rent concessions.................................      (122,240)       (153,465)
  Interest receivable.......................................        69,290          47,322
  Prepaid expenses and other assets.........................      (882,720)       (524,736)
  Due from affiliates.......................................         2,826           5,930
Changes in liabilities increase (decrease)
  Accounts payable and accrued real estate expenses.........       173,918         255,993
  Security deposits and unearned rent.......................       242,700         (19,400)
  Due to affiliates.........................................      (287,576)       (306,892)
  Other liabilities.........................................       358,304
                                                               -----------     -----------
Total adjustments...........................................       374,390       4,695,369
                                                               -----------     -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES..............   $ 4,998,725     $ 9,585,990
                                                               ===========     ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

1. GENERAL

     On June 10, 1997 The Equitable Life Assurance Society of the United States ("Equitable"), the indirect parent of EREIM Managers Corp. (the "Managing General Partner"), sold its wholly owned subsidiary, Equitable Real Estate Investment Management, Inc. ("ERE"), to a subsidiary of Lend Lease Corporation Limited ("Lend Lease"). The Managing General Partner was not included in the sale and continues to be a wholly owned indirect subsidiary of Equitable. To maintain the ongoing continuity of the Partnership's operation, ERE was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture") and the properties that ERE has historically provided to the Managing General Partner. ERE currently operates in conjunction with another Lend Lease affiliate under the name ERE Yarmouth. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

2. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1997 and December 31, 1996, the accrued balance of these fees and reimbursements totaled $320,631 and $608,207, respectively. For each of the nine month periods ended September 30, 1997 and 1996, the expense for these recurring fees totaled $952,096 and $902,989, respectively. Of the total fees, asset management fees paid by the Managing General Partner to ERE Yarmouth were $566,265 and $511,645 for the nine months ended September 30, 1997 and 1996, respectively. These amounts are included in the statements of operations as asset management fees and as components of general and administrative expense.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Property management fees for properties managed by Compass and Compass Retail were $296,401 and $299,435 for the nine months ended September 30, 1997 and 1996, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture, a joint venture in which the Partnership holds an 80% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to Compass and Compass Retail were $107,913 and $62,059 for each of the nine month periods ended September 30, 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Compass Retail for payroll incurred of $1,256,638 and $1,288,456 for each of the nine month periods ended September 30, 1997 and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Compass Retail in the amount of $7,476 and $88,331 for each of the nine month periods ended September 30, 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

3. GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between Equitable and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1997 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 1997 is limited to $228,963,170, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC Holders of the Partnership totaled $108,484,500. As of September 30, 1997, the cumulative 9.75% simple annual return was $99,554,795. As of September 30, 1997, cumulative distributions by the Partnership to the BAC Holders totaled $31,796,793 of which $26,307,492 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

4. RENTAL PROPERTIES HELD FOR SALE

     In October 1997, the Partnership executed a binding purchase and sale agreement whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for $24,830,000, of which the Venture's portion is approximately $17,793,000. The Venture, in which the Partnership holds an 80% interest, holds a 71.66% participation interest in Brookdale Center. The Partnership anticipates making a special distribution of the net proceeds shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling the Partnership to receive currently 100% of the sale and financing proceeds attributable to the sale. A closing is anticipated to occur prior to year end, subject to customary closing conditions. At September 30, 1997, Brookdale Center was classified as held for sale; no gain or loss was recorded as a result of the reclassification.

5. LEGAL PROCEEDINGS

     The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on the Partnership on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp. and EREIM LP Associates.

     The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants asserted the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Partnership had cash and cash equivalents of approximately $2.0 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital and administration expenses. In addition, at September 30, 1997, the Venture, in which the Partnership owns an 80% interest, had approximately $11.4 million in cash and cash equivalents. This money was retained for the specific purpose of funding ongoing capital improvement programs for The Bank of Delaware Building and Richland Mall and as otherwise required.

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

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for $24,830,000, of which the Venture's portion is approximately $17,793,000. The Venture, in which the Partnership holds an 80% interest, holds a 71.66% participation interest in Brookdale Center. The Partnership anticipates making a special distribution of the net proceeds shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling the Partnership to receive currently 100% of the sale and financing proceeds attributable to the sale. A closing is anticipated to occur prior to year end, subject to customary closing conditions.

     Given the improving capital markets and the investment climate for industrial properties, the Partnership has decided to market the four Chicago Industrial properties for sale. To that end, a brokerage firm has been engaged. If offers to purchase the properties are within the expected price range, the Partnership anticipates the properties will be sold.

     Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and the remaining balance is expected to be expended through 1999. As of September 30, 1997, approximately $2.9 million of these costs had been expended.

     Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects the cosmetic upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of September 30, 1997, approximately $619,000 had been expended for tenant improvements. The remaining tenant improvement

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

costs of approximately $2.4 million are expected to be expended over the next few years to lease the currently vacant space.

     The Venture expects to incur costs of approximately $3.8 million to increase tenancy at Richland Mall, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square foot vacant grocery to approximately 55,000 square feet in order to accommodate the tenant's requirements. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of approximately $1.7 million is to be expended in connection with the relocation of tenants in order to accommodate Redner's, as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. Of the total $3.8 million to be expended, approximately $2.3 million of these costs have been incurred as of September 30, 1997.

     Cash received by the Venture from tenant rentals for the nine months ended September 30, 1997 increased approximately $3.0 million to $19.1 million from $16.1 million for the nine months ended September 30, 1996. This increase is due primarily to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996. Rental income received from Brookdale Center for the nine months ended September 30, 1997 was approximately $5.7 million, of which the Venture's portion was approximately $4.1 million. The increase is offset by a decrease in the receipt of tenant rentals at Richland Mall during 1997 in connection with the enhancement program and the timing of receipts at the various other properties.

     Interest received for the nine months ended September 30, 1997 decreased approximately $2.1 million to $1.6 million from $3.7 million for the nine months ended September 30, 1996. This decrease is due primarily to the receipt of approximately $3.2 million in 1996, of which the Venture's portion was approximately $2.3 million, which was remitted under the terms of the receivership for the Brookdale Zero Note.

FINANCIAL CONDITION

     Prepaid expenses and other assets increased approximately $883,000 from $684,000 at December 31, 1996 to $1.6 million at September 30, 1997. The increase is primarily due to the payment of real estate taxes at Northland Mall during the third quarter and the receipt of $500,000 in escrow deposits related to the sale of Brookdale Center, of which the Venture's portion is approximately $358,000.

     Total liabilities decreased approximately $886,000 from $5.3 million at December 31, 1996 to $4.4 million at September 30, 1997. The decrease is primarily due to the payment of approximately $560,000 of accrued capital expenditures during 1997 and the semiannual payment of distributions to BAC holders and limited partners of $813,634 in the first quarter of 1997. The decrease is offset by an increase in other liabilities due to the receipt of $500,000 in escrow deposits related to the sale of Brookdale Center, of which the Venture's portion is approximately $358,000.

RESULTS OF OPERATIONS

     Rental income for the three and nine months ended September 30, 1997 increased approximately $987,000 and $4.3 million, respectively, compared to the three and nine months ended September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

The increase is due primarily to rental income from Brookdale Center of approximately $1.9 million and $6.0 million for the three and nine months ended September 30, 1997, respectively, of which the Venture's portion was approximately $1.3 million and $4.3 million, respectively. The increase is partially offset by a decrease in rental income during 1997 at Richland Mall.

     Lease termination rental income for the nine months ended September 30, 1997 increased approximately $71,000 compared to the nine months ended September 30, 1996. The increase is due to approximately $133,000 of lease termination rental income recognized during the first half of 1997 at Richland Mall compared to approximately $62,000 of lease termination rental income recognized during the first half of 1996 at Northland Mall and the Sentry Park West Building.

     Interest on loans receivable for the three and nine months ended September 30, 1997 decreased approximately $877,000 and $2.3 million, respectively, compared to the three and nine months ended September 30, 1996. The decline is due to interest income received on the Brookdale Zero Note of approximately $1.2 million and $3.2 million for the three and nine months ended September 30, 1996, of which the Venture's portion was approximately $880,000 and $2.3 million, respectively.

     Real estate operating expenses increased approximately $582,000 and $1.3 million, respectively, for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. The increase is due primarily to real estate operating expenses at Brookdale Center of approximately $518,000 and $1.8 million for the three and nine months ended September 30, 1997, of which the Venture's portion was approximately $371,000 and $1.3 million, respectively.

     Depreciation and amortization for the three and nine months ended September 30, 1997 increased by approximately $89,000 and $322,000, respectively, compared to the three and nine months ended September 30, 1996. The increase is primarily due to depreciation recorded by Brookdale Center of approximately $75,000 and $297,000 for the three and nine months ended September 30, 1997, of which the Venture's portion was approximately $53,000 and $213,000, respectively. The remaining increase is attributable to capital renovations incurred at Northland Center and the enhancement, stabilization, and renovation program for The Bank of Delaware Building.

     Real estate taxes for the three and nine months ended September 30, 1997 increased approximately $216,000 and $788,000, respectively, compared to the three and nine months ended September 30, 1996. The increase is primarily due to the real estate taxes associated with Brookdale Center of approximately $392,000 and $1.2 million for the three and nine months ended September 30, 1997, of which the Venture's portion was approximately $281,000 and $836,000, respectively.

     The percentage of leased space at the Venture's properties at September 30, 1997 was 78.8% compared to the percentage of leased space at December 31, 1996 of 85.5%. The 6.7% decline is partially due to the termination of leases in connection with plans to enhance the tenant mix at Richland Mall and tenants vacating both Brookdale Center and Northland Center upon their lease expirations. In addition, the Treadway Exports Limited ("Treadway") lease at the Westfork Drive property expired August 31, 1997. The property was 100% leased to Treadway. Management is currently marketing the vacant space to prospective tenants.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the sale of Brookdale Center and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the report on Form 10-K for the year ended December 31, 1996.

                                    PART II


Item 1.     Legal Proceedings

            The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on the Partnership on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp. and EREIM LP Associates.

             The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants asserted the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.


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



Dated: November 14, 1997

                                 EXHIBIT INDEX


Exhibit No.                                  Description
----------               -----------------------------------------------------
       27                Financial Data Schedule (for SEC filing purposes only)