Form 10-K405
period 1997-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1998-03-31
CIK 808369

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
        (Exact name of registrant as specified in governing instrument)

                   DELAWARE                                      58-1739523
           (State of organization)                             (IRS Employer
                                                            Identification No.)
     3424 PEACHTREE ROAD, N.E., SUITE 800
               ATLANTA, GEORGIA                                    30326
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                                 Not Applicable
                      DOCUMENTS INCORPORATED BY REFERENCE

     SELECTED PORTIONS OF THE PROSPECTUS OF THE REGISTRANT DATED APRIL 23, 1987, AS SUPPLEMENTED BY SUPPLEMENTS DATED MARCH 3, 1988 AND MARCH 17, 1988 (FILE NO. 33-11064) FILED PURSUANT TO RULE 424 OF THE SECURITIES ACT OF 1933, AS AMENDED, ARE INCORPORATED BY REFERENCE IN PARTS I AND II OF THIS ANNUAL REPORT ON FORM 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future plans with respect to the sale of the properties and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, leasing activities, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC").

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

     The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited ("Lend Lease"). The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). ERE Yarmouth was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable, and the properties that Equitable Real Estate has historically provided to the Managing General Partner. See "Advisory Agreement."

     The Partnership offered to the public $150,000,000 of Beneficial Assignee Certificates (the "BACs"), which evidence the economic rights attributable to limited partnership interests in the Partnership (the "Interests"), in an offering (the "Offering") which commenced in 1987. The Offering was made pursuant to a Prospectus dated April 23, 1987, as supplemented by Supplements dated December 29, 1987 (the "December Supplement"), March 3, 1988 (the "March 3 Supplement") and March 17, 1988 (the "March 17 Supplement"), filed with the SEC in connection with a Registration Statement on Form S-11 (No. 33-11064). The Prospectus as supplemented is hereinafter referred to as the "Prospectus." The Offering terminated on March 29, 1988. On March 10, 1988, the Partnership's initial investor closing occurred at which time the Partnership received $92,190,120, representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, the Partnership's final investor closing occurred at which time the Partnership received $16,294,380, representing the proceeds from the sale of an additional 814,719 BACs. In total, the Partnership realized gross proceeds of $108,484,500 from the Offering, representing the sale of 5,424,225 BACs.

     Following its investor closings, the Partnership contributed the net proceeds of the Offering to the Venture. The Venture was formed in March 1988. The capital of the Venture was provided approximately 80% by the Partnership and approximately 20% by EREIM LP Associates.

     Effective as of January 1, 1997, the Partnership entered into an amendment to the Joint Venture Agreement of the Venture between the Partnership and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of sale or financing proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all of the Venture's distributions of sale or financing proceeds on a pari passu basis with the Partnership. The amendment has the effect of accelerating the return of original contributions to BAC holders to the extent that sale or financing proceeds are realized prior to the dissolution of the Partnership.

     Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, a concentration of retail real estate investments with the inclusion of the Venture's interest in Northland Center, which was transferred to the Venture and Equitable on July 22, 1994. The Venture's interest in Northland Center represented approximately 37%, 32% and 31% of the real estate investments owned by the Venture as of December 31, 1997, 1996 and 1995, respectively, and approximately 42%, 46% and 54% of total revenues of the Venture for the years ended December 31, 1997, 1996 and 1995, respectively. The Venture's interest in Brookdale Center, which was sold in November 1997, represented approximately 12% of the real estate investments owned by the Venture as of December 31, 1996 and approximately 20% and 15% of total revenues of the Venture in the years ended December 31, 1997 and 1996, respectively. Combined retail real estate investments represented approximately 50%, 53% and 55% of real estate investments owned by the Venture as of December 31, 1997, 1996 and 1995, respectively, and approximately 68%, 67% and 66% of total revenues of the Venture for the years ended December 31, 1997, 1996 and 1995, respectively.

     Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness, approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans. The Properties and the properties that secured the mortgage loans included commercial, industrial, residential, retail and warehouse/distribution properties.

     At December 31, 1997, the Venture owned six properties (one of which consists of two adjacent office buildings) and an undivided interest in one property, (Northland Center) (collectively, the "Properties") as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. Five of the Properties were purchased at an aggregate cost of approximately $61.5 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a fixed rate first mortgage loan), respectively, were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1997, the Venture owned one remaining Mortgage Loan in the principal amount of $6.0 million (the "Mortgage Loan"). (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

     Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below depreciated cost. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the depreciated cost of the Property, the Property will be written down to estimated fair market value. With respect to the Mortgage Loan, management reviews the valuation of the underlying security. If the Venture's portion of the estimated fair market value of the underlying collateral declines below the recorded investment in the Mortgage Loan, impairment will be recognized through the creation of a valuation allowance.

     Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

     Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the property that secures the Mortgage Loan, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1998 to 2000.

     Competition. The Properties and the property that secures the Mortgage Loan may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or ERE Yarmouth or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the property that secures the Mortgage Loan and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

     The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrower on the Mortgage Loan to meet its obligations under such loan will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties.

     The holding period for the Properties was originally intended to be 7 to 10 years. However, the original 7 to 10 year holding period for most of the Properties ends in May 1998 and the Partnership does not expect to sell the remaining Properties prior to such time. The Partnership continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. In this regard, the Partnership considers improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; prevailing interest rates; the availability of mortgage financing at the time that the Properties are offered for sale and other issues that impact property performance. Similarly, such factors may affect the ability of the borrower under the Mortgage Loan held by the Venture to sell or refinance the property that secures such loan, which may adversely affect the ability of the borrower to pay such loan at maturity. As described in the Partnership Agreement, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of the Partnership, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

     Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, ERE Yarmouth, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing the Partnership's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of the Partnership or the Venture.

     Presently, five Properties are managed and leased by Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) ("ERE Yarmouth Retail"), affiliates of ERE Yarmouth, which until June 10, 1997 were affiliates of Equitable. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement. Property management fees for properties managed by Compass and ERE Yarmouth Retail were approximately $396,000, $407,000 and $443,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and ERE Yarmouth Retail were approximately $276,000, $124,000 and $94,000 during 1997, 1996 and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and ERE Yarmouth Retail for payroll incurred of approximately $1.8 million, $1.7 million and $2.0 million during 1997, 1996 and 1995, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and ERE Yarmouth Retail of approximately $12,000, $92,000 and $168,000 during 1997, 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At December 31, 1997, 1996 and 1995 the accrued balance for these fees and reimbursements totaled approximately $630,000, $608,000 and $610,000, respectively. Supervisory and mortgage loan servicing fees paid by the Partnership to the Managing General Partner were approximately $747,000, $687,000 and $683,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts, which were then paid by the Managing General Partner at its sole expense to ERE Yarmouth or its predecessor as asset management fees, are included in the statements of operations as asset management fees and as components of general and administrative expense.

     Advisory Agreement. On June 10, 1997, in connection with Lend Lease's purchase of Equitable Real Estate, the Managing General Partner entered into a real estate investment advisory agreement with Equitable Real Estate whereby Equitable Real Estate (currently known as ERE Yarmouth) agreed to perform, at the Managing General Partner's sole expense, certain duties and obligations in respect of the Partnership. The agreement automatically terminates upon such date as (i) all of the Properties are sold, (ii) all Mortgage Loans are paid and discharged and (iii) the affairs of the Partnership and the Venture are fully wound up, unless sooner terminated by the Managing General Partner. The agreement is terminable by the Managing General Partner (a) upon a material breach by ERE Yarmouth, (b) for any reason or without cause upon ten days prior written notice to ERE Yarmouth by the Managing General Partner or (c) upon the termination of the investment advisory agreement between ERE Yarmouth and Equitable with respect to Equitable's general account.

     Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy. Working capital reserves as of December 31, 1997, including the Partnership's allocable share of Venture cash reserves, are approximately 4.3% (excluding the February 1998 distribution) of the Partnership's gross offering proceeds. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Insurance. The Properties are covered under insurance contracts that provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest.

     Although the Venture carries comprehensive insurance on the Properties and the terms of the Venture's Mortgage Loan requires the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) that may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit the borrower under the Mortgage Loan to obtain and maintain coverage that differs from the requirements of the mortgage, with a view to requiring appropriate insurance on the property which secures the Mortgage Loan in light of prevailing insurance market, economic, and other factors. This may result in insurance which will not cover the full extent of a loss or claim.

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

     The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The Guaranty Agreement states that the maximum liability of EREIM LP Associates under the Guaranty Agreement is $271,211,250. Based upon the assumption that the last Property is sold on December 31, 2002, upon expiration of the term of the Partnership, and subject to the foregoing description of the Guaranty Agreement, the obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1997 are limited to $202,642,593 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Based upon the assumption that the last Property is sold on December 31, 2002, upon expiration of the term of the Partnership, and subject to the foregoing description of the Guaranty Agreement, the obligations of Equitable under the Keep Well Agreement as of December 31, 1997 are limited to $202,642,593. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

     At December 31, 1997, 1996 and 1995, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.46 billion, $2.26 billion and $2.20 billion, respectively. At December 31, 1997, 1996 and 1995, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.91 billion, $3.56 billion and $3.55 billion, respectively.

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

ITEM 2.  PROPERTIES

     At December 31, 1997, approximately 78% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 1.8%, 10.1% and 14.6% of the Properties rentable square feet are scheduled to expire in 1998, 1999 and 2000, respectively.

     In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for approximately $24.8 million, of which the Partnership's portion was approximately $17.8 million. The Venture, in which the Partnership holds an 80% interest, held a 71.66% participation interest in Brookdale Center. The sale generated approximately $17.7 million in net sales proceeds. The Partnership made a special distribution of the net proceeds in December 1997. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In December 1997, the Venture sold the warehouse/office Properties located at 701 Maple Lane, 733 Maple Lane, 7550 Plaza Court and 800 Hollywood, all in Chicago (the "Chicago Industrial Properties") to SSP Real Estate O'Hare, Inc. for approximately $7.9 million. The sale generated approximately $7.6 million in net sales proceeds. The Partnership made a distribution of the net proceeds from the sale and from previous sale and financing events in February 1998. See
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Set forth below is a brief description of each of the Venture's investments at December 31, 1997. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

                                                           APPROXIMATE        DATE OF      YEAR OF
NAME, LOCATION AND TYPE OF PROPERTY                           SIZE          ACQUISITION   COMPLETION
-----------------------------------                     -----------------   -----------   ----------
1200 Whipple Road.....................................   257,500 sq. ft.     3/17/88        1963
Union City, CA
warehouse/distribution
Richland Mall.........................................   185,794 sq. ft.     7/19/88       1974-75
Bucks County, PA
shopping center
16/18 Sentry Park West................................   187,333 sq. ft.    12/22/88        1988
Montgomery County, PA
office buildings
1850 Westfork Drive...................................   103,505 sq. ft.     1/6/89         1988
Lithia Springs, GA
warehouse/distribution
1345 Doolittle Drive..................................   326,414 sq. ft.     5/18/89        1964
San Leandro, CA
warehouse/distribution
Northland Center......................................   468,823 sq. ft.(1)  7/22/94        1954
Southfield, MI
regional mall
300 Delaware..........................................   314,313 sq. ft.    11/15/94        1970
Wilmington, DE
office building

---------------

(1) Excludes square feet of properties owned by certain anchor stores.

PROJECTED ANNUAL AGGREGATE LEASE PAYMENTS TO BE RECEIVED (IN DOLLARS)(1)

NAME OF PROPERTY            1998          1999          2000         2001         2002      THEREAFTER
----------------         -----------   -----------   ----------   ----------   ----------   -----------
1200 Whipple Rd. ......  $ 1,098,200   $ 1,261,675   $1,261,675   $1,261,675   $1,261,675   $   817,376
Richland Mall..........    1,014,816     1,015,274      988,899      933,036      931,978     8,573,940
16/18 Sentry Park
  West.................    3,205,929     2,899,434    1,992,546      836,089      602,630     1,795,626
1850 Westfork Dr. .....            0             0            0            0            0             0
1345 Doolittle Dr. ....    1,153,290     1,041,568      760,957      396,141      101,076             0
Northland Center(2)....    3,629,268     3,256,984    2,842,648    2,474,882    1,986,104     4,210,477
300 Delaware...........    1,383,736     1,367,936    1,347,953    1,143,597    1,014,993     2,015,806
                         -----------   -----------   ----------   ----------   ----------   -----------
                         $11,485,239   $10,842,871   $9,194,678   $7,045,420   $5,898,456   $17,413,225
                         ===========   ===========   ==========   ==========   ==========   ===========

---------------

(1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1997.
(2) Montgomery Ward filed for Chapter 11 Bankruptcy during 1997. The store closed in January 1998, yet will continue to pay ground rent through March 31,1998. This ground rent has been included in the schedule of projected annual aggregate lease payments to be received.

RANGE OF LEASE EXPIRATIONS

NAME OF PROPERTY                                                YEARS
----------------                                              ---------
1200 Whipple Road...........................................    2003
Richland Mall...............................................  1999-2017
16/18 Sentry Park West......................................  1998-2007
1850 Westfork Drive.........................................           (1)
1345 Doolittle Drive........................................  1999-2002
Northland Center............................................  1998-2014
300 Delaware................................................  1998-2007

---------------

(1) Vacant as of December 31, 1997.

MAJOR TENANTS

     The following list sets forth major tenants for the Properties together with percentage of space used by such tenants as of December 31, 1997:

PROPERTIES                                 MAJOR TENANTS           PERCENTAGE OF LEASABLE SPACE
----------                                 -------------           ----------------------------
1200 Whipple Road.................  Broadway Stores, Inc.                       100%
Richland Mall.....................  Bon Ton Department Store                   45.4%
                                    Redner's Market                            29.3%
16/18 Sentry Park West............  Liberty Mutual                             15.2%
                                    J&B Software                               10.8%
1850 Westfork Drive...............  N/A                                            (1)
1345 Doolittle Drive..............  Treasure Chest Advertising                 44.1%
                                    National Distribution Agency               23.5%
                                    Jay-N Company                              18.6%
Northland Center..................  Hudson's Department Store                      (2)
                                    J.C. Penney                                    (2)
                                    Montgomery Ward                                (2)
                                    Target                                         (2)
300 Delaware......................  PNC Bank                                   32.7%

---------------

(1) At December 31, 1997, 1850 Westfork Drive was 100% vacant.
(2) Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney and Montgomery Ward pay ground rent.

DESCRIPTION OF PROPERTIES

     1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Union City market area, approximately 25 miles southeast of San Francisco. At December 31, 1997, the property was 100% leased to Broadway Stores, Inc. under a lease that runs through August 2003. The lease was assigned to Broadway Stores, Inc. by Permer Control in February 1996. The lease is guaranteed by Broadway Stores, Inc. and management expects all obligations under the lease to be fulfilled.

     Richland Mall is located in Richland Township, Pennsylvania. It was converted to a community shopping center in 1997. The primary tenants include Bon Ton Department Store, Redner's Market Grocery Store, CVS, and Radio Shack. At December 31, 1997, the Mall was approximately 86% leased with 26,308 square feet vacant. Excluding the two anchor stores, the Mall was 44% leased. Leases covering approximately 0.6% and 1.4% of the space are scheduled to expire in 1999 and 2000, respectively.

     In an effort to strengthen Richland Mall's position in this market, management embarked on a plan in 1997 to (i) address the physical drawbacks of the center and (ii) enhance tenant mix. The redevelopment of the property from an enclosed mall to a community shopping center was near completion at December 31, 1997. Redner's Market, Radio Shack and CVS have taken occupancy in their new locations and opened for business in November 1997, September 1997 and July 1997, respectively. Currently, the vacant space is being actively marketed by management.

     Wal-Mart, which has been attempting to enter this market for the past few years, has received zoning approval and has already begun construction of a Wal-Mart store, which is expected to open in June 1998. The Wal-Mart Shopping Center (including the Wal-Mart store) is likely to compete with Richland Mall.

     16/18 Sentry Park West are two four-story office buildings located approximately 15 miles northwest of the Philadelphia central business district. Tenants include Liberty Mutual Insurance Company and J&B Software. At December 31, 1997, the property was 99% leased. Leases covering approximately 2.1%, 23.0% and 45.2% of the space are scheduled to expire in 1998, 1999 and 2000, respectively.

     1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. On August 30, 1997, the lease with Treadway Exports Limited ("Treadway") expired and Treadway vacated the property. At December 31, 1997 the property was 100% vacant. Management is actively marketing the space for lease.

     1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1997, the property was 100% leased. Major tenants include Treasure Chest Advertising and Publishing, National Distribution Agency and Jay-N Company. Leases covering approximately 25.5% and 44.1% of the space are scheduled to expire in 1999 and 2000, respectively.

     Northland Center, which was transferred to the Venture and Equitable (collectively, the "Owners") by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney, Montgomery Ward and Target. As of December 31, 1997, the Center was approximately 67% leased (excluding the anchor stores). Leases covering approximately 5.7%, 12.3% and 5.8% of the space (excluding the anchor stores) are scheduled to expire in 1998, 1999 and 2000, respectively.

     Montgomery Ward filed for bankruptcy protection in July 1997. At December 31, 1997, the Northland Center store was still open for business. On January 4, 1998, the store closed, although Montgomery Ward continues to pay ground rent. Under Federal Bankruptcy Law, Montgomery Ward had the option to reject, assume, or assign its lease. In order to control the use of the space, the Owners agreed to pay Montgomery Ward's assignee $100,000 in exchange for a rejection of the lease, which is expected to be effective March 31, 1998.

     The space vacated by the Montgomery Ward store and the vacant Kohl's Department Store's ("Kohl's") space containing 60,806 square feet (which has been vacant since March 1995) represent challenges for the Owners. While conditions in the retail industry have seen some improvement, the Montgomery Ward and Kohl's vacancies and the age of the mall place the property at a competitive disadvantage.

     300 Delaware, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 102,808 square feet, or 32.7% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1997, the building was approximately 61% leased. Over the past year, management has removed asbestos from a number of the vacant floors in the building. Currently, approximately 46,492 square feet of the 121,871 square feet of vacant space still contain asbestos, removal of which is scheduled for 1998 and 1999. The majority of deferred maintenance has been corrected, and thus contemplated capital expenditures in 1998 will generally be for asbestos abatement, tenant improvements and leasing commissions in connection with actual leasing. Leases covering approximately 1.0%, 0.2% and 3.7% are scheduled to expire in 1998, 1999 and 2000 respectively.

     Management has established an enhancement/stabilization and renovation program for 300 Delaware. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

OUTSTANDING MORTGAGE LOAN

                                                                    PRINCIPAL &
                                                                    ACCRUED INT.
                                                        DATE OF      AT DATE OF    INTEREST
NAME, LOCATION AND TYPE OF PROPERTY                    INVESTMENT    INVESTMENT      RATE     MATURITY
-----------------------------------                    ----------   ------------   --------   --------
Jericho Village......................................   1/31/89      $6,000,000     10.25%     2/1/99
Weston, MA
apartment complex

     Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property that secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1997, the property was approximately 99% leased.

BROOKDALE CENTER

     Brookdale Zero Note was a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of approximately $12.3 million. The borrower was Midwest Real Estate Shopping Center, L.P. ("Midwest"), formerly Equitable Real Estate Shopping Center, L.P. The note had an implicit interest rate of 10.2% compounded semiannually, with the Venture's portion of the principal and accrued interest totaling approximately $25.3 million due June 30, 1995.

     Management discontinued the accrual of interest relating to the Brookdale note beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. The Venture's share of the note plus accrued interest at the time was approximately $24.7 million.

     An internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be approximately $30.0 million. The Venture recorded a valuation allowance of approximately $3.2 million to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or approximately $21.5 million. This valuation allowance was presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale zero coupon note and (ii) payment to Midwest of $500,000, of which the Venture's portion was approximately $358,000. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be approximately $21.7 million, of which the Venture's portion was approximately $15.6 million. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of approximately $6.2 million to record Brookdale

Center at its estimated fair market value. The Venture recorded its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interest in Brookdale Center in accordance with the Participation Agreement dated March 3, 1988 between the Venture and Equitable, as amended on March 10, 1988, which is included as an exhibit to this annual report.

     In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for approximately $24.8 million, of which the Partnership's portion was approximately $17.8 million. The Partnership made a special distribution of the net proceeds in December 1997.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on the Partnership on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants the Managing General Partner, Equitable, Equitable Real Estate, EREIM L.P. Corp. and EREIM LP Associates.

     The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss a portion of the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

     Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest and Midwest's sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to the lawsuits. A settlement of these class actions was approved by the District Court on February 20, 1998.

     On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable in a bankruptcy court proceeding free and clear of any claims that Midwest or any other creditors may have. Ultimate resolution of this claim is expected to have no effect on Brookdale Center or the Venture. On October 31, 1997, this proceeding was dismissed, subject to the District Court's approval of the class action settlement.

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

     The number of BAC Holders at February 28, 1998 was 11,118.

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

                                                                            DISTRIBUTION
PERIOD ENDED                                                 DATE PAID        PER BAC
------------                                                 ---------      ------------
December 31, 1990......................................  February 28, 1991     $0.25
June 30, 1991..........................................  August 31, 1991        0.50
December 31, 1991......................................  February 28, 1992      0.50
June 30, 1992..........................................  August 31, 1992        0.662(1)
December 31, 1992......................................  February 28, 1993      0.40
June 30, 1993..........................................         --              0.00
December 31, 1993......................................  February 28, 1994      0.10 (2)
June 30, 1994..........................................  August 31, 1994        0.10 (2)
December 31, 1994......................................  February 28, 1995      0.15 (2)
June 30, 1995..........................................  August 31, 1995        0.15 (2)
December 31, 1995......................................  February 29, 1996      0.10 (2)
June 30, 1996..........................................  August 29, 1996        0.10 (2)
December 31, 1996......................................  February 28, 1997      0.15 (2)
June 30, 1997..........................................  August 29, 1997        2.70 (3)

                                                                            DISTRIBUTION
PERIOD ENDED                                                 DATE PAID        PER BAC
------------                                                 ---------      ------------
November 30, 1997......................................  December 23, 1997     $3.26 (4)
December 31, 1997......................................  February 27, 1998      2.75 (5)

---------------

(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive.
(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the Second Merritt Seven Joint Venture and early lease termination payments.

See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1993, 1994, 1995, 1996 and 1997:

                           1997           1996           1995           1994           1993
                       ------------   ------------   ------------   ------------   ------------
Total revenue........  $ 25,206,185   $ 24,982,922   $ 24,374,185   $ 25,922,117   $ 14,628,016
Net income (loss)....     8,112,151      2,225,866      4,760,605      7,543,402     (1,533,890)
Net income (loss) per
  BAC................          1.42           0.39           0.83           1.32          (0.27)
Cash distributions
  paid per BAC.......          6.11           0.20           0.30           0.20           0.40
Total assets.........  $145,738,182   $171,967,228   $171,924,760   $168,009,262   $155,009,772

     The above selected financial data for the years 1993 through 1997 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $2.0 million. Such cash and cash equivalents are expected to be utilized for general working capital requirements including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced and for capital needs at the Venture's Properties. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and short-term investments. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution.

     The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General Partner's determination as to their adequacy.

     The Partnership owns an 80% interest in the Venture. At December 31, 1997, the Venture owned six real properties, an undivided interest in one real property as a tenant in common with Equitable and one Mortgage Loan on a real property. Five of the Properties were purchased at an aggregate cost of approximately $61.5 million. Two of the properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage
Note immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest. The estimated fair market value of the Venture's undivided interest in the Zero Note immediately preceding the transfer was approximately $15.6 million. Brookdale Center was sold by the Venture in November 1997. At December 31, 1997 the Venture also had approximately $19.3 million in cash and cash equivalents. $15.6 million was distributed to the Partnership in February 1998, of which $14.9 million was distributed to BAC Holders in February 1998. The remaining $700,000 was used to pay various semi-annual fees incurred by the Partnership. An additional $320,000 was distributed to EREIM LP Associates, representing its 20% interest in amounts distributed to cover fees. The remaining cash and cash equivalents of approximately $3.4 million is intended to be utilized primarily to fund the renovation work on 300 Delaware, to fund possible costs incurred to increase tenancy at Richland Mall and Northland Mall, to fund capital improvements at the Venture's other Properties, and to cover general working capital requirements. For 1997, 1996 and 1995, the Partnership received distributions from the Venture totaling approximately $34.5 million, $2.4 million and $3.1 million, respectively.

     All of the Venture's Properties and the Mortgage Loan were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. In aggregate, the Venture's Properties and its Mortgage Loan are currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 80% to the Partnership and 20% to EREIM LP Associates as provided in the Joint Venture Agreement.

     The Partnership continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, the Partnership considers improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. In November 1997, the Partnership sold Brookdale Center to Talisman Brookdale L.L.C. and made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling the Partnership to receive currently 100% of the sale and financing proceeds attributable to the sale.

     Management has established an enhancement, stabilization and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, and the remaining balance is expected to be expended through 1999. As of

December 31, 1997, approximately $3.1 million of these costs have been expended. Approximately $98,000 in capital costs at 300 Delaware have been accrued but not paid as of December 31, 1997.

     Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement of which approximately $1.4 million has been expended. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects the cosmetic upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1997, approximately $946,000 had been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.1 million are expected to be expended over the next few years to lease the currently vacant space.

     As of December 31, 1997, the Venture has incurred costs of approximately $3.7 million to increase tenancy at Richland Mall and, in 1998, expects to incur an additional $100,000 to finish the project.

     Cash provided by operating activities decreased approximately $5.2 million, or 41%, from $12.7 million in 1996 to $7.5 million in 1997. This decrease is due to (i) a decrease of approximately $3.3 million in interest received, (ii) an increase of approximately $2.4 million in cash paid for operating activities and
(iii) an increase of approximately $3.2 million in cash distributions to minority interest, offset by an increase of approximately $3.7 million in tenant rentals received. The decrease in interest received is due primarily to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996, compared to the receipt of approximately $4.9 million of interest in 1996, of which the Venture's portion was approximately $3.5 million, that was remitted under the terms of the receivership for the Brookdale Zero Note. The increase in cash paid for operating activities and tenant rentals received is also due to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996. Tenant rentals received at Brookdale Center are offset by a decrease in the receipt of tenant rentals at Richland Mall during 1997 in connection with the enhancement program and the timing of receipts at the various other properties. Net cash flows received from Brookdale Center during 1997 were approximately $3.2 million, of which the Venture's portion was approximately $2.3 million.

     Cash provided by operating activities increased approximately $2.5 million, or 25%, from $10.2 million in 1995 to $12.7 million in 1996. This increase is primarily due to the receipt of approximately $4.9 million (consisting of cash remitted under the terms of the receivership and cash remitted under the terms of the cash collateral order), of which the Venture's portion was approximately $3.5 million, which was remitted in connection with the Brookdale Zero Note during 1996, as compared to $700,000, of which the Venture's portion was approximately $502,000, which was remitted in connection with the Brookdale Zero Note during 1995.

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

                                                                            DISTRIBUTION
PERIOD ENDED                                                 DATE PAID        PER BAC
------------                                                 ---------      ------------
December 31, 1990......................................  February 28, 1991     $0.25
June 30, 1991..........................................  August 31, 1991        0.50
December 31, 1991......................................  February 28, 1992      0.50
June 30, 1992..........................................  August 31, 1992        0.662(1)
December 31, 1992......................................  February 28, 1993      0.40
June 30, 1993..........................................  --                     0.00
December 31, 1993......................................  February 28, 1994     $0.10 (2)
June 30, 1994..........................................  August 31, 1994        0.10 (2)

                                                                            DISTRIBUTION
PERIOD ENDED                                                 DATE PAID        PER BAC
------------                                                 ---------      ------------
December 31, 1994......................................  February 28, 1995      0.15 (2)
June 30, 1995..........................................  August 31, 1995        0.15 (2)
December 31, 1995......................................  February 29, 1996      0.10 (2)
June 30, 1996..........................................  August 29, 1996        0.10 (2)
December 31, 1996......................................  February 28, 1997      0.15 (2)
June 30, 1997..........................................  August 29, 1997        2.70 (3)
November 30, 1997......................................  December 23, 1997      3.26 (4)
December 31, 1997......................................  February 27, 1998      2.75 (5)

---------------

(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab at 1850 Westfork Drive.
(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the second Merritt Seven Joint Venture and early lease termination payments.

     The determination to withhold the 1995 distributions of distributable cash was based on the uncertainty regarding the level and timing of expenditures relating to Brookdale Center as well as the likelihood of significant capital expenditures for the renovation of 300 Delaware. The determination to withhold the 1996 distributions of distributable cash was based on uncertainty regarding Brookdale Center expenditures, the needs of the Venture to fund significant capital expenditures for the renovation of 300 Delaware and costs incurred at Richland Mall to increase tenancy. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements for capital expenditures at the Venture's Properties.

     During 1995, 1996 and 1997, the Venture received approximately $1.5 million, $179,000 and $133,000, respectively, for early lease termination payments, of which the Partnership's share was approximately $1.2 million, $143,000 and $133,000, respectively. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998. See
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon payments of the Mortgage Loan and maturity schedule, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

     The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1997, the cumulative 9.75% simple annual return was $102,048,149. As of December 31, 1997, cumulative distributions by the Partnership to the BAC Holders totaled $49,479,767, or $9.12 per BAC, of which $26,307,492 is attributable to income from operations and $23,172,275 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $14,916,619 in capital proceeds was distributed to the BAC Holders in February 1998.

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

     Total real estate investments decreased approximately $20.1 million, or 14.8%, from $135.4 million in 1996 to $115.3 million in 1997. This decrease is due to the sale of Brookdale Center and the Chicago Industrial properties in 1997 with a combined net book value of approximately $23.1 million and is offset by capital additions in 1997 of approximately $3.2 million at Richland Mall to increase tenancy and $1.4 million at 300 Delaware for the enhancement, stabilization and renovation project.

     Other assets decreased approximately $6.2 million, or 16.8%, from $36.6 million in 1996 to $30.5 million in 1997 primarily due to a decrease in cash and cash equivalents. Cash and cash equivalents decreased approximately $6.1 million as a result of the Partnership distributing excess cash reserves of approximately $14.6 million during 1997 previously held to fund capital improvements at Brookdale Center. This decrease is partially offset by approximately $7.6 million in net proceeds received on December 31, 1997 from the sale of the Chicago Industrial properties.

     Total liabilities increased approximately $14.3 million, or 268.5%, from $5.3 million in 1996 to $19.6 million in 1997. This increase is primarily due to the distribution declared as of December 31, 1997, which was approximately $14.1 million greater than the distribution declared as of December 31, 1996.

RESULTS OF OPERATIONS

     Rental income increased approximately $3.8 million, or 18.1%, from $20.7 million in 1996 to $24.5 million in 1997. This increase is due primarily to an increase in rental income from Brookdale Center of approximately $6.5 million, of which the Venture's portion was approximately $4.7 million. This increase is partially offset by a decrease in rental income during 1997 at Northland Mall of approximately $1.1 million, of which the Venture's portion is approximately $806,000, and a decrease in rental income during 1997 at Richland Mall of approximately $558,000. Rental income remained fairly constant from 1995 to 1996.

     Lease termination rental income decreased approximately $46,000, or 25.8%, from $179,000 in 1996 to $133,000 in 1997. This decrease is due to approximately $133,000 of lease termination rental income recognized during 1997 at Richland Mall compared to approximately $179,000 of lease termination rental income recognized during 1996 at Northland Mall and 16/18 Sentry Park West. Lease termination income decreased approximately $1.3 million, or 88.1%, from $1.5 million in 1995 to $179,000 in 1996, primarily due to the receipt of approximately $1.8 million in 1995, of which the Venture's portion was approximately $1.3 million, pursuant to the agreement between Kohl's and the Venture regarding the termination of Kohl's lease at Northland Center.

     Interest on loans receivable decreased approximately $3.5 million, or 85.0%, from $4.1 million in 1996 to $615,000 in 1997 due to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996. Interest on loans receivable increased approximately $2.4 million, or 136.4%, from $1.7 million in 1995 to $4.1 million in 1996. This increase is primarily due to the receipt of cash in connection with the Brookdale Zero Note during 1996 of approximately $4.9 million, of which the

Venture's portion was approximately $3.5 million. The Venture recorded cash received under the terms of receivership and the cash collateral order as interest income. The Venture recognized interest income of approximately $1.1 million on the Brookdale Zero Note in 1995.

     Operating expenses increased approximately $2.4 million, or 15.8%, from $15.2 million in 1996 to $17.6 million in 1997. This increase is primarily due to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996, as well as an increase in real estate operating expenses at Brookdale Center of approximately $4.0 million, of which the Venture's portion was approximately $2.9 million. This increase is partially offset by a decrease in real estate operating expenses of approximately $814,000 at Northland Mall, of which the Venture's portion is approximately $583,000. This decrease at Northland Mall is primarily due to a decrease in utility and HVAC expense associated with a new contract with the local electric company, the initiation of an energy conservation program and additional HVAC repairs and maintenance expense incurred in 1996 and the successful tax appeal lowering the property's real estate taxes. Operating expenses increased approximately $872,000, or 6.1%, from $14.3 million in 1995 to $15.2 million in 1996. This increase is primarily due to an increase in depreciation and amortization of approximately $866,000 at Northland Center, 16/18 Sentry Park West and 300 Delaware. The Venture recorded depreciation on approximately $11.4 million and $3.6 million of capital expenditures, of which the Venture's portion was approximately $8.2 million and $2.6 million, respectively, at Northland Center which were capitalized in the second half of 1995 and during 1996, respectively. The Venture also recorded depreciation on approximately $1.0 million which was capitalized at 16/18 Sentry Park West during 1996. Additionally, the Venture recorded depreciation on approximately $2.6 million which has been capitalized by the Venture in connection with the enhancement, stabilization, and renovation program which was established at the end of the second quarter of 1995 for 300 Delaware.

     Total other income (expense), net increased approximately $9.5 million, or 144.0%, from expense of $6.6 million in 1996 to income of $2.9 million in 1997. This increase is primarily due to the $3.3 million gain recorded by the Venture on the sale of Brookdale Center and the Chicago Industrial properties during 1997 and the loss on write down of zero coupon mortgage of $6.2 million in 1996. Total other income (expense), net decreased approximately $2.9 million, or 77.9%, from expense of $3.7 million in 1995 to expense of $6.6 million in 1996, primarily due to an increase in loss on write down of zero coupon mortgage offset by a slight increase in interest on short term investments and a slight decrease in general and administrative expense in 1996 as compared to 1995.

YEAR 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch and ERE Yarmouth, for all its computing needs. The Partnership and the Venture are in the process of communicating with such third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on the Partnership and the Venture.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Item 14 of this annual report:

        Independent Auditors' Report.

        Consolidated Balance Sheets, December 31, 1997 and 1996.

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

MANAGING GENERAL PARTNER

     The Managing General Partner is a wholly-owned subsidiary of Equitable Investment Corporation, which is a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). ERE Yarmouth was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, the Venture and the properties that Equitable Real Estate has historically provided to the Managing General Partner. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

     The names and titles of the directors and officers of the Managing General Partner as of March 15, 1998 are as follows:

NAME                                     AGE                  OFFICE
----                                     ---                  ------
Peter D. Noris.........................  42   Director
Anthony C. Pasquale....................  50   Director
John H. Kirst..........................  36   President, Chief Executive Officer and
                                                Director
Patricia C. Snedeker...................  41   Vice President, Controller and
                                                Treasurer
J. Mark Hillis.........................  34   Vice President
Michael L. Jacobson....................  44   Vice President
Douglas L. Brown.......................  56   Secretary

     The business experience of the directors and executive officers of the Managing General Partner is set forth below.

     Peter D. Noris has been Executive Vice President and Chief Investment Officer of Equitable, since May 1995. In this position, he manages Equitable's General Account investment portfolio backing the company's traditional life insurance and annuity business, and oversees certain accounts managed for third parties by Equitable's investment subsidiary, Alliance Capital Management. Mr. Noris joined Equitable in 1995. Prior thereto, he was Vice President and Manager at Salomon Brothers Inc. from November 1992 to May 1995, where he provided investment and asset/liability expertise to insurance companies. Before joining

Salomon in 1992, Mr. Noris was Principal of Morgan Stanley & Co., Inc. where he worked since 1984 in its Insurance Group and its Synthetic Equity Group.

     Anthony C. Pasquale has been Senior Vice President of Equitable, since June 1991. He has held numerous managerial positions within Pension and Investment Organizations of Equitable since joining the Equitable in 1965. Mr. Pasquale has been working in the Chief Investment Office for the last eight years where he brings professional expertise along with experience and knowledge of each business segment, investment subsidiaries and Equitable's General Account. He is responsible for all investment financial reporting to the Investment Committee of Equitable's Board which includes forecasting investment income, capital gains and losses and assets under management and he is Chairman of the Investments Under Surveillance Committee.

     John H. Kirst has been Senior Vice President of Equitable since September 1997. In this position he oversees the investment strategy and management of Equitable's $10 billion real estate and mortgage portfolio. Mr. Kirst joined Equitable in 1997. Prior thereto, he was Managing Director of Landauer Associates, Inc. from 1996 through August 1997 and Managing Director of Sutton Advisors throughout 1995, in both capacities, providing advisory and transaction counseling services to institutional investors. Mr. Kirst was previously affiliated with NLI Properties, Inc., the U.S. real estate subsidiary of Nippon Life Insurance Company, where as Vice President and Director of Asset Management from 1992 through 1994, he managed a $2.5 billion portfolio of office, retail and hotel investments. Mr. Kirst worked for ten years at IBM where he was responsible for joint venture development projects across the country and for overseeing the planning, leasing, design and construction of IBM facilities.

     Patricia C. Snedeker has been Vice President, Controller and Treasurer of the Managing General Partner since January 1995 and Chief Financial Officer from June 1994 to June 1997. Mrs. Snedeker is also a Senior Vice President of ERE Yarmouth responsible for overseeing the Investor Reporting Department which handles the accounting and financial reporting for all of the organization's real estate portfolios. Mrs. Snedeker has been with Equitable since October 1982.

     J. Mark Hillis has been Vice President of the Managing General Partner since 1997. Mr. Hillis is a Vice President of ERE Yarmouth, where he is the assistant portfolio manager for several limited partnerships. Mr. Hillis joined ERE Yarmouth in August 1994 as Director of Appraisal, where he was responsible for preparing annual valuations of properties owned by Equitable. Before he joined ERE Yarmouth, he was employed by Price Waterhouse in their Real Estate Valuation Group since 1991, where he was responsible for audit valuation compliance, general real estate appraisal and due diligence services.

     Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of ERE Yarmouth since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Equitable in 1976 in the accounting area and has held various management positions.

     Douglas L. Brown has been Secretary of the Managing General Partner since March 1996. He has been a Senior Vice President and Secretary of ERE Yarmouth since April 1993.

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

     The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 31, 1998 are as follows:

NAME                                     AGE                  OFFICE
----                                     ---                  ------
Allen N. Jones.........................  56   Chairman, Chief Executive Officer and
                                                Director
James V. Caruso........................  46   President, Chief Operating Officer and
                                                Director
Robert F. Aufenanger...................  44   Executive Vice President and Director
Rosalie Y. Goldberg....................  60   Vice President and Director
Michael E. Lurie.......................  54   Vice President and Director
Audrey Bommer..........................  31   Vice President and Treasurer

     The business experience of the directors and executive officers of the general partner of the Associate General Partner is set forth below.

     Allen N. Jones has been Chairman, Chief Executive Officer and Director of the Associate General Partner since January 1997. Mr. Jones joined Merrill Lynch in 1973. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc., and he currently serves on its Board of Directors. Since June 1992, Mr. Jones has held the position of Senior Vice President of Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") where he has held various senior executive responsibilities.

     James V. Caruso has been President, Chief Operating Officer and Director of the Associate General Partner since January 1997. Mr. Caruso joined Merrill Lynch in 1975 and is a Director in its Investment Banking Group ("IBK"). Since September 1992, he has been responsible for managing the IBK Finance Department and the Controller's area of the Partnership Analysis & Finance Group. Mr. Caruso also serves as the Chief Financial Officer for certain Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner.

     Robert F. Aufenanger has been Executive Vice President and Director of the Associate General Partner since January 1997. Mr. Aufenanger joined Merrill Lynch in 1980. He is a Vice President of its Corporate Credit Department and a Director of the Partnership Management Department where he is responsible for the ongoing management of the operations of certain Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner.

     Rosalie Y. Goldberg has been Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Ms. Goldberg joined Merrill Lynch in 1975 and is a Director in its Private Client Group. Since February 1995, she has served as Manager of the Special Investments Group. Ms. Goldberg is also a Director of certain other Merrill Lynch subsidiaries which serve as general partners to certain Merrill Lynch limited partnerships.

     Michael E. Lurie has been Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Mr. Lurie joined Merrill Lynch in 1970 and is a First Vice President of its Corporate Credit Department and the Director of the Asset Recovery Management Group. Prior to his present position, Mr. Lurie held several senior positions at Merrill Lynch.

     Audrey Bommer has been Vice President and Treasurer of the Associate General Partner since January 1997. Mr. Bommer joined the IBK Partnership Analysis and Management Group at MLPF&S in April 1994 where she also serves as Treasurer for certain other Merrill Lynch limited partnerships for which Merrill Lynch subsidiaries serve as general partner. Prior to joining Merrill Lynch, Ms. Bommer worked in senior accounting positions at Metallgesellschaft Corp., a Commodities firm, and Grant Thornton, LLP, a public accounting firm.

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

     All of the directors and officers of the Managing General Partner are employees of Equitable or ERE Yarmouth and are not separately compensated for services provided to the Managing General Partner or, on behalf of the Managing General Partner, to the Partnership. All of the directors and officers of the general partner of the Associate General Partner are employees of Merrill Lynch or its subsidiaries and are not separately compensated for services provided to the Associate General Partner or, on behalf of the Associate General Partner, to the Partnership.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. As of February 28, 1998, MLPF&S was the record owner of approximately 72% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

     There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    27
Consolidated Balance Sheets, December 31, 1997 and 1996.....    28
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................    29
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995....................    30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................    31
Notes to Consolidated Financial Statements..................    32

     2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
Consolidated Supplemental Schedules:

Real Estate and Accumulated Depreciation as of December 31,
  1997 and for the years ended December 31, 1997, 1996 and
  1995 (Schedule III).......................................    42

Mortgage Loans on Real Estate as of December 31, 1997 and
  for the years ended December 31, 1997, 1996 and 1995
  (Schedule IV).............................................    44

     All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

     3. Exhibits

     See Item 14(c) below.

     (b) The Partnership filed a Current Report on Form 8-K on December 9, 1997.

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

     10. Material Contracts.

          (a) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently ERE Yarmouth, Inc.) dated as of June 10, 1997.

          (b) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997.

          (c) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997.

          (d) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

          (e) Agreement Between General Partners (incorporated by reference to
     Exhibit 10(c) to the 1987 10-K).

          (f) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

          (g) Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

          (h) Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

          (i) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

          (j) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

          (k) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

          (l) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

     27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     99. Additional Exhibits.

          (a) Prospectus dated April 23, 1987, as supplemented by supplements dated December 29, 1987, March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

          (b) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates (incorporated by reference to Exhibit 99(i) of the Form 10-K of the Partnership for the year ended December 31, 1996).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   27
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997
     AND 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1997,
     1996, AND 1995:
  Balance Sheets............................................   28
  Statements of Operations..................................   29
  Statements of Partners' Capital...........................   30
  Statements of Cash Flows..................................   31
  Notes to Consolidated Financial Statements................   32

CONSOLIDATED SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1997
  AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   42
  Schedule IV -- Mortgage Loans on Real Estate..............   44

                          INDEPENDENT AUDITORS' REPORT

ML/EQ Real Estate Portfolio, L.P.:

     We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the table of contents as consolidated supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 1998

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note
     3).....................................................  $109,281,710    $129,359,200
  Mortgage loan receivable (Note 5).........................     6,000,000       6,000,000
                                                              ------------    ------------
          Total real estate investments.....................   115,281,710     135,359,200
OTHER ASSETS:
  Cash and cash equivalents.................................    21,256,903      27,310,460
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $759,545 in 1997 and
     $748,994 in 1996.......................................     3,364,216       3,532,898
  Deferred rent concessions.................................     2,159,595       2,178,371
  Guaranty fee, net of accumulated amortization of
     $2,401,462 in 1997 and $2,133,211 in 1996 (Notes 6 and
     7).....................................................     1,341,253       1,609,504
  Deferred leasing costs, net of accumulated amortization of
     $781,403 in 1997 and $604,828 in 1996..................     1,399,382       1,167,420
  Prepaid expenses and other assets.........................       807,596         683,920
  Interest receivable.......................................       116,937         120,195
  Due from affiliates.......................................        10,590           5,260
                                                              ------------    ------------
          Total other assets................................    30,456,472      36,608,028
                                                              ------------    ------------
                                                              $145,738,182    $171,967,228
                                                              ============    ============

                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,817,435    $  2,254,677
  Accrued capital expenditures..............................     1,566,226       1,120,796
  Distributions declared....................................    14,916,619         813,634
  Due to affiliates (Notes 6 and 7).........................       629,533         608,207
  Security deposits and unearned rent.......................       683,546         525,578
                                                              ------------    ------------
          Total liabilities.................................    19,613,359       5,322,892
MINORITY INTEREST IN THE VENTURE............................    31,508,850      32,894,839
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
PARTNERS' CAPITAL:
  General partners..........................................     2,549,957       2,144,349
  Initial limited partner...................................         6,427           6,747
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................    92,059,589     131,598,401
                                                              ------------    ------------
          Total partners' capital...........................    94,615,973     133,749,497
                                                              ------------    ------------
                                                              $145,738,182    $171,967,228
                                                              ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             1997          1996          1995
                                                          -----------   -----------   -----------
REVENUE:
  Rental income (Note 9)................................  $24,458,345   $20,702,439   $21,137,579
  Lease termination income (Note 9).....................      132,840       179,149     1,502,020
  Interest on loans receivable (Note 5).................      615,000     4,101,334     1,734,586
                                                          -----------   -----------   -----------
          Total revenue.................................   25,206,185    24,982,922    24,374,185
OPERATING EXPENSES:
  Real estate operating expenses........................    9,664,185     8,289,903     8,231,795
  Depreciation and amortization.........................    4,282,026     4,046,483     3,130,783
  Real estate taxes.....................................    3,076,092     2,365,348     2,437,099
  Property management fees (Note 7).....................      554,471       477,385       507,820
                                                          -----------   -----------   -----------
          Total operating expenses......................   17,576,774    15,179,119    14,307,497
                                                          -----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS.........................    7,629,411     9,803,803    10,066,688
OTHER INCOME (EXPENSE):
  Gain on sale of real estate (Note 3)..................    3,288,138
  Loss on write-down of zero coupon mortgage (Note 4)...                 (6,211,644)   (3,232,210)
  Interest and other nonoperating income................    1,369,424     1,221,906     1,177,018
  Asset management fees (Note 7)........................     (747,302)     (686,658)     (683,438)
  Amortization of guarantee fee (Note 7)................     (268,251)     (268,251)     (268,251)
  General and administrative, including $513,696 in
     1997, $521,815 in 1996, and $527,834 in 1995 to
     affiliates (Note 7)................................     (725,258)     (685,524)     (719,223)
                                                          -----------   -----------   -----------
          Total other income (expense) -- net...........    2,916,751    (6,630,171)   (3,726,104)
                                                          -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST.........................   10,546,162     3,173,632     6,340,584
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  VENTURE...............................................   (2,434,011)     (947,766)   (1,579,979)
                                                          -----------   -----------   -----------
NET INCOME..............................................  $ 8,112,151   $ 2,225,866   $ 4,760,605
                                                          ===========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners......................................  $   405,608   $   111,293   $   238,030
  Initial limited partner...............................          355            97           208
  Limited partners......................................    7,706,188     2,114,476     4,522,367
                                                          -----------   -----------   -----------
                                                          $ 8,112,151   $ 2,225,866   $ 4,760,605
                                                          ===========   ===========   ===========
NET INCOME PER BENEFICIAL ASSIGNEE CERTIFICATE..........  $      1.42   $      0.39   $      0.83
                                                          ===========   ===========   ===========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE CERTIFICATES
  OUTSTANDING...........................................    5,424,225     5,424,225     5,424,225
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                           INITIAL
                                               GENERAL     LIMITED     LIMITED
                                               PARTNERS    PARTNER     PARTNERS        TOTAL
                                              ----------   -------   ------------   ------------
BALANCE -- December 31, 1994................  $1,795,026   $6,442    $127,673,672   $129,475,140
  Net income................................     238,030      208       4,522,367      4,760,605
  Cash distributions........................                             (813,634)      (813,634)
  Distributions declared....................                             (542,423)      (542,423)
                                              ----------   ------    ------------   ------------
BALANCE -- December 31, 1995................   2,033,056    6,650     130,839,982    132,879,688
  Net income................................     111,293       97       2,114,476      2,225,866
  Cash distributions........................                             (542,423)      (542,423)
  Distributions declared....................                             (813,634)      (813,634)
                                              ----------   ------    ------------   ------------
BALANCE -- December 31, 1996................   2,144,349    6,747     131,598,401    133,749,497
  Net income................................     405,608      355       7,706,188      8,112,151
  Cash distributions........................                 (675)    (32,328,381)   (32,329,056)
  Distributions declared....................                          (14,916,619)   (14,916,619)
                                              ----------   ------    ------------   ------------
BALANCE -- December 31, 1997................  $2,549,957   $6,427    $ 92,059,589   $ 94,615,973
                                              ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             1997          1996          1995
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES:
  Tenant rentals received...............................  $24,621,341   $20,891,345   $20,922,265
  Interest received.....................................    1,987,680     5,353,277     2,222,384
                                                          -----------   -----------   -----------
          Cash received from operations.................   26,609,021    26,244,622    23,144,649
  Cash paid for operating activities....................  (15,312,228)  (12,938,809)  (12,207,347)
  Cash distributions to minority interest...............   (3,820,000)     (600,000)     (775,000)
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....    7,476,793    12,705,813    10,162,302
INVESTING ACTIVITIES:
  Net proceeds from sales of real estate properties.....   25,383,260
  Purchases and additions to rental properties..........   (5,157,525)   (5,350,466)   (7,884,869)
  Expenditures for deferred leasing costs...............     (613,395)     (698,540)     (450,045)
                                                          -----------   -----------   -----------
          Net cash provided by (used in) investing
            activities..................................   19,612,340    (6,049,006)   (8,334,914)
FINANCING ACTIVITY -- Cash distributions to limited
  partners..............................................  (33,142,690)   (1,084,846)   (1,627,305)
                                                          -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....   (6,053,557)    5,571,961       200,083
CASH AND CASH EQUIVALENTS:
  Beginning of year.....................................   27,310,460    21,738,499    21,538,416
                                                          -----------   -----------   -----------
  End of year...........................................  $21,256,903   $27,310,460   $21,738,499
                                                          ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net income............................................  $ 8,112,151   $ 2,225,866   $ 4,760,605
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization......................    4,550,277     4,314,734     3,399,034
     Minority interest in Venture operations............    2,434,011       947,766     1,579,979
     Cash distributions to minority interest............   (3,820,000)     (600,000)     (775,000)
     Loss on write-down of zero coupon mortgage.........                  6,211,644     3,232,210
     Gain on sale of real estate........................   (3,288,138)
     Changes in assets (increase) decrease:
       Interest accrual on zero coupon mortgage notes...                                 (614,944)
       Accounts receivable and accrued investment
          income........................................       28,043       129,517    (1,449,518)
       Interest receivable..............................        3,258        30,038       (65,387)
       Deferred rent concessions........................     (155,855)     (147,644)     (278,299)
       Due from affiliates..............................       (5,330)        3,773        (8,633)
       Prepaid expenses and other assets................     (123,676)      (31,760)      104,121
     Changes in liabilities increase (decrease):
       Accounts payable and accrued real estate
          expenses......................................     (437,242)     (404,597)      282,684
       Due to affiliates................................       21,326        (1,408)        3,997
       Security deposits and unearned rent..............      157,968        27,884        (8,547)
                                                          -----------   -----------   -----------
          Total adjustments.............................     (635,358)   10,479,947     5,401,697
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....  $ 7,476,793   $12,705,813   $10,162,302
                                                          ===========   ===========   ===========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:

     The Venture accrued $1,566,226 and $1,120,796 in capital expenditures that were not paid before December 31, 1997 and 1996, respectively.

     The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale Center being conveyed to the Venture and Equitable on December 16, 1996.

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1997 AND 1996 AND FOR THE
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

     Total capital contributions to the Partnership are summarized as follows:

General partners...........................................  $     25,000
Initial limited partner....................................         5,000
Limited partners...........................................   108,484,500
                                                             ------------
          Total............................................  $108,514,500
                                                             ============

     The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("ERE"), which was a wholly-owned subsidiary of Equitable. On June 10, 1997, Equitable sold ERE to a subsidiary of Lend Lease Corporation Limited ("Lend Lease"). The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). ERE Yarmouth was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, the Venture, and the properties that ERE has historically provided to the Managing General Partner. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     Allocation of Partnership Income -- Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Since 1990, partnership net income has been allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provisions in the limited partnership agreement for the allocation of distributable cash (see Note 8).

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

     Zero Coupon Mortgage Note Receivable -- The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (see Note
4).

     Mortgage Loan Receivable -- The mortgage loan receivable is stated at cost (see Note 5).

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

     Fair Value of Financial Instruments -- Management has reviewed the various assets and liabilities of the Partnership and has concluded that the estimated fair market value of the Partnership's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.  RENTAL PROPERTIES

     As of December 31, 1997, the Partnership's rental properties consisted of the following:

                                                                      SQUARE
                                                                       FEET     LEASED
                                                                      -------   ------
OFFICE
  16 and 18 Sentry Park West  Montgomery County, Pennsylvania         187,333     99%
  300 Delaware                Wilmington, Delaware                    314,313     61%

INDUSTRIAL
  1200 Whipple Road           Union City, California                  257,500    100%
  1850 Westfork Drive         Lithia Springs, Georgia                 103,505      0%
  1345 Doolittle Drive        San Leandro, California                 326,414    100%

RETAIL
  Richland Mall               Richland Township, Pennsylvania         185,794     86%
  Northland Center            Southfield, Michigan                    468,823     67%

     The costs related to the rental properties are summarized below:

                                                              1997            1996
                                                          ------------    ------------
Land....................................................  $ 22,768,048    $ 27,551,185
Buildings and Improvements..............................   104,898,591     117,706,619
                                                          ------------    ------------
          Total.........................................   127,666,639     145,257,804
Accumulated depreciation................................   (18,384,929)    (15,898,604)
                                                          ------------    ------------
          Net rental properties.........................  $109,281,710    $129,359,200
                                                          ============    ============
Office..................................................  $ 42,464,446    $ 40,724,046
Retail..................................................    61,397,477      73,462,730
Industrial..............................................    23,804,716      31,071,028
                                                          ------------    ------------
          Total.........................................   127,666,639     145,257,804
Accumulated depreciation................................   (18,384,929)    (15,898,604)
                                                          ------------    ------------
          Net rental properties.........................  $109,281,710    $129,359,200
                                                          ============    ============

     During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.

                   PROPERTY                     SALES PRICE   COST TO SELL   NET PROCEEDS   GAIN ON SALE
                   --------                     -----------   ------------   ------------   ------------
Brookdale Center..............................  $17,793,352     $ 59,092     $17,734,260     $1,918,951
Chicago Industrials...........................    7,860,000      211,000       7,649,000      1,369,187
                                                -----------     --------     -----------     ----------
                                                $25,653,352     $270,092     $25,383,260     $3,288,138
                                                ===========     ========     ===========     ==========

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     In April 1996, the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Lender, submit a plan of reorganization to Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. In connection with the December 1996 transfer the Venture recognized a loss of $6,211,644 to record Brookdale Center at its fair market value. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000, of which the Venture's portion was approximately $17,793,000.

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

6.  GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1997, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1997 is limited to $202,642,593, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1997, the cumulative 9.75% simple annual return was $102,048,149. As of December 31, 1997, cumulative distributions by the Partnership to the BAC holders totaled $49,479,767, of which $26,307,492 is attributable to income from operations and $23,172,275 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $14,916,619 in sale or financing proceeds was distributed to the BAC holders in February 1998. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

     Effective as of January 1, 1997, the Partnership entered into an amendment to the Joint Venture Agreement of the Venture between the Partnership and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of sale or financing proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all the Venture's distributions of sale or financing proceeds on a pari passu basis with the Partnership. The amendment has the effect of accelerating the return of original contributions to BAC holders to the extent that sale or financing proceeds are realized prior to the dissolution of the Partnership.

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

     Asset Management Fees:

          Venture Supervisory Fee -- The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1997, 1996, and 1995, the total expense for this fee was $737,702, $658,271, and $654,192, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

          Mortgage Loan Servicing Fee -- The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1997, 1996, and 1995, the total expense for this fee was $9,600, $28,387, and $29,246, respectively.

     Partnership Administration Fee -- The Partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1997, 1996, and 1995, the total expense for this fee was $154,109, $156,389, and $158,350, respectively.

     Property Management Fees -- Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of ERE Yarmouth. As discussed in Note 1, until June 10, 1997, ERE, the predecessor company to ERE Yarmouth, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Retail were $396,440, $406,995, and $442,906, in 1997, 1996, and 1995, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $276,314, $123,611, and $93,519, in 1997, 1996, and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Retail for payroll incurred of $1,785,133, $1,678,348, and $1,974,425 in 1997, 1996, and 1995,
respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Retail of $11,829, $92,024, and $167,861 in 1997, 1996, and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Retail during 1996 for due diligence work were $72,047, of which the Venture's portion was $51,630. The consulting fees are included in the statements of operations as a component of real estate operating expenses.

     Guaranty Fee -- The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. The total of the recurring portion of the guaranty fee which is included in general and administrative expense on the statement of operations was $359,587, $365,426, and $369,484, for the years ended December 31, 1997, 1996, and 1995, respectively. The amortization expense on the nonrecurring portion of the fee was $268,251 in each of the years ended December 1997, 1996, and 1995.

     Disposition Fee -- The disposition fee is payable to the Managing General Partner in the case of a sale of a property. Upon distribution of the proceeds of the sale to the limited partners, the fee is payable in the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

amount of 1.50% of the aggregate gross proceeds received by the Partnership. The Managing General Partner will not receive any portion of the disposition fee which, when combined with amounts paid to all other entities as real estate brokerage commissions in connection with the sale, exceeds 6% of the aggregate gross sale proceeds. Such amounts shall not be payable until such time as the BAC Holders and Limited Partners as a class have received distributions of sale or financing proceeds in a cumulative amount equal to their capital contributions. The disposition fee related to the sale of Brookdale Center and the Chicago Industrial properties during 1997, has been deferred, without interest, until such time the required distributions to BAC Holders and Limited Partners are met, and therefore, has not been accrued.

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

9.  LEASES

     Future minimum rentals to be received for the properties under noncancellable operating leases in effect as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1998........................................................  $11,485,239
1999........................................................   10,842,871
2000........................................................    9,194,678
2001........................................................    7,045,420
2002........................................................    5,898,456
Thereafter..................................................   17,413,225
                                                              -----------
          Total.............................................  $61,879,889
                                                              ===========

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $9,172,055, $7,686,606, and $7,792,848, for the years ended December 31, 1997, 1996, and
1995, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1997, 1996, and 1995 totaled $621,290, $615,400, and $601,316, respectively.

     Information with respect to significant individual leases is as follows:

        - Treasure Chest Advertising, formerly Gruner & Jahr Printing, occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $518,956 under a lease which expires in August 2000.

        - Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall. In addition, Montgomery Ward filed Chapter 11 Bankruptcy during 1997. The store was open for business as of December 31, 1997, but subsequently closed during January 1998. In order to control the use of the space, the Partnership agreed to pay HK/MW, LLC $100,000 in exchange for a rejection of the lease, which is anticipated to take effect on March 31, 1998.

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

        - PNC Bank occupies approximately 32.7% of The Bank of Delaware Building at an annual rent of $359,471. The majority of the lease commitment expires in May 2005.

        - Broadway Stores, Inc. occupies the entire Whipple Road property (257,500 square feet) at an annual rent of $1,098,200 under a lease which expires in August 2003.

        - Bon-Ton and Redner's Market occupies approximately 45.4% and 29.3%, (84,405 and 54,471 square feet), respectively, of Richland Mall. Bon-Ton and Redner's Market pay an annual base rent of $295,579 and $435,768 under leases which expire December 2006 and November 2017, respectively.

10.  TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis:

                                               1997            1996            1995
                                            -----------    ------------    ------------
Financial net income......................  $ 8,112,151    $  2,225,866    $  4,760,605
Net book to tax difference from investment
  in joint venture........................    1,899,092      (1,686,777)      2,639,006
                                            -----------    ------------    ------------
          Taxable net income..............  $10,011,243    $    539,089    $  7,399,611
                                            ===========    ============    ============
Capital balance, financial reporting......  $94,615,973    $133,749,497    $132,879,688
Cumulative book to tax income differences
  from investment in joint venture........    2,972,767       1,073,675       2,760,452
                                            -----------    ------------    ------------
          Net worth, tax basis............  $97,588,740    $134,823,172    $135,640,140
                                            ===========    ============    ============

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

11.  LEGAL PROCEEDINGS

     The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on the Partnership on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp., and EREIM LP Associates.

     The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

                      CONSOLIDATED SUPPLEMENTAL SCHEDULES
                       (SEE INDEPENDENT AUDITORS' REPORT)

                                                                    SCHEDULE III

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                AS OF DECEMBER 31, 1997 AND FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996, AND 1995

                                                                          COSTS           GROSS COST AT WHICH
                                          INITIAL COST TO COMPANY      CAPITALIZED     CARRIED AT END OF THE YEAR
                                         --------------------------   SUBSEQUENT TO   ----------------------------
                                                        BUILDINGS      ACQUISITION                     BUILDINGS
                                                           AND        -------------                       AND
DESCRIPTION                                 LAND       IMPROVEMENTS   IMPROVEMENTS        LAND        IMPROVEMENTS
-----------                              -----------   ------------   -------------   -------------   ------------
INDUSTRIAL
  1200 Whipple Road, Union City,
    California.........................  $ 2,759,162   $ 5,112,652     $   164,718     $ 2,762,332    $  5,274,200
  1850 Westfork Drive, Lithia Springs,
    Georgia............................      750,000     3,009,802         134,330         788,008       3,106,124
  1345 Doolittle Drive, San Leandro,
    California.........................    4,000,000     6,269,526       1,604,527       4,026,312       7,847,741
RETAIL
  Richland Mall, Richland Township,
    Pennsylvania.......................    1,115,321    11,663,922       3,712,981       1,115,535      15,376,689
  Northland Center, Southfield,
    Michigan...........................    7,424,476    24,822,493      12,658,284       7,424,476      37,480,777
OFFICE
  Sentry Park West, Montgomery County,
    Pennsylvania.......................    2,624,777    23,981,032       2,923,945       2,651,385      26,878,369
  The Bank of Delaware Building,
    Wilmington, Delaware...............    4,000,000     4,500,000       4,434,691       4,000,000       8,934,691
                                         -----------   -----------     -----------     -----------    ------------
                                         $22,673,736   $79,359,427     $25,633,476     $22,768,048    $104,898,591
                                         ===========   ===========     ===========     ===========    ============

                                                          GROSS COST
                                                           AT WHICH
                                                           CARRIED
                                                            AT END
                                                         OF THE YEAR
                                                         ------------   ACCUMULATED      DATE OF        DATE
                                                            TOTAL       DEPRECIATION   CONSTRUCTION   ACQUIRED
                                                         ------------   ------------   ------------   --------
INDUSTRIAL
  1200 Whipple Road, Union City, California............  $  8,036,532   $ 1,292,930      1963         3/17/88
  1850 Westfork Drive, Lithia Springs, Georgia.........     3,894,132       700,629      1988          1/6/89
  1345 Doolittle Drive, San Leandro, California........    11,874,053     2,028,101      1964         5/18/89
RETAIL
  Richland Mall, Richland Township, Pennsylvania.......    16,492,224     2,910,458     1974-75       7/19/88
  Northland Center, Southfield, Michigan...............    44,905,253     4,111,201      1954         7/22/94
OFFICE
  Sentry Park West, Montgomery County, Pennsylvania....    29,529,754     6,630,344      1988         12/22/88
  The Bank of Delaware Building, Wilmington,
    Delaware...........................................    12,934,691       711,266      1970         11/15/94
                                                         ------------   -----------
                                                         $127,666,639   $18,384,929
                                                         ============   ===========

RECONCILIATION OF BEGINNING AND ENDING BALANCES           1997           1996           1995
-----------------------------------------------       ------------   ------------   ------------
Rental Properties:
  Balance at beginning of year......................  $145,257,804   $126,396,402   $118,933,102
     Cost of real estate sold.......................   (23,154,113)
     Brookdale Center Acquisition...................                   15,550,364
     Improvements...................................     5,562,948      3,311,038      7,463,300
                                                      ------------   ------------   ------------
  Balance at end of year............................  $127,666,639   $145,257,804   $126,396,402
                                                      ============   ============   ============
Accumulated Depreciation:
  Balance at beginning of year......................  $ 15,898,604   $ 12,431,678   $  9,743,204
  Depreciation for year.............................     2,486,325      3,466,926      2,688,474
                                                      ------------   ------------   ------------
  Balance at end of year............................  $ 18,384,929   $ 15,898,604   $ 12,431,678
                                                      ============   ============   ============

                      CONSOLIDATED SUPPLEMENTAL SCHEDULES
                       (SEE INDEPENDENT AUDITORS' REPORT)

                                                                     SCHEDULE IV

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                AS OF DECEMBER 31, 1997 AND FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996, AND 1995

                                                                                  CARRYING         BALLOON
                                        FINAL         PERIODIC        FACE         AMOUNT          PAYMENT
                         INTEREST     MATURITY        PAYMENT       AMOUNT OF        OF               AT
DESCRIPTION                RATE         DATE           TERMS        MORTGAGES    MORTGAGES         MATURITY
-----------              --------   -------------   ------------   -----------   ----------       ----------
First mortgage loan on
  apartment complex in
  Massachusetts........   10.25%    February 1999             (d)  $ 6,000,000   $6,000,000(a)(c) $6,000,000
                                                                   ===========   ==========       ==========

                                          1997          1996          1995
                                       ----------   ------------   -----------
Balance at beginning of period......   $6,000,000   $ 27,498,199   $30,115,465
Interest accrued on zero coupon
  notes.............................                                   614,944
Write-down of zero coupon mortgage..          (b)     (6,211,644)   (3,232,210)
Loans reclassified as rental
  properties........................                 (15,286,555)
                                       ----------   ------------   -----------
Balance at end of year..............   $6,000,000   $  6,000,000   $27,498,199
                                       ==========   ============   ===========

---------------

Notes:
(a) This loan is not subject to any delinquencies.
(b) The Venture recorded a valuation allowance of $3,232,210 at September 30, 1995 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral. On December 16, 1996, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation interest in the property multiplied by the estimated fair market value of the property.
(c) The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                          ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                          By:        EREIM MANAGERS CORP.
                                            ------------------------------------
                                                 (Managing General Partner)

                                          By:       /s/ JOHN H. KIRST
                                            ------------------------------------
                                                       John H. Kirst
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

                                                   /s/ JOHN H. KIRST
                                          --------------------------------------
                                                      John H. Kirst
                                          President, Chief Executive Officer and
                                                         Director
                                            of EREIM Managers Corp. (principal
                                                    executive officer)

                                               /s/ PATRICIA C. SNEDEKER
                                          --------------------------------------
                                                   Patricia C. Snedeker
                                              Vice President, Controller and
                                            Treasurer of EREIM Managers Corp.
                                              (principal financial officer)

                                                  /s/ PETER D. NORIS
                                          --------------------------------------
                                                      Peter D. Noris
                                             Director of EREIM Managers Corp.

                                                /s/ ANTHONY C. PASQUALE
                                          --------------------------------------
                                                   Anthony C. Pasquale
                                             Director of EREIM Managers Corp.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4(a)    --  Amended and Restated Agreement of Limited Partnership dated
               April 23, 1987. Included as an Exhibit to the Prospectus
               (see Exhibit 99(a)).
    (b)    --  Amendment to Amended and Restated Agreement of Limited
               Partnership dated February 9, 1988 (incorporated by
               reference to Exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987
               (File No. 33-11064) (the "1987 10-K")).
  10       --  Material Contracts.
    (a)    --  Real Estate Investment Advisory Agreement by and between
               EREIM Managers Corp. and Equitable Real Estate Investment
               Management, Inc. (currently ERE Yarmouth, Inc.) dated as of
               June 10, 1997.
    (b)    --  Purchase and Sale Agreement by and between The Equitable
               Life Assurance Society of the United States and Talisman
               Brookdale L.L.C., dated September 2, 1997.
    (c)    --  Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997.
    (d)    --  Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No.
               33-11064)).
    (e)    --  Agreement Between General Partners (incorporated by
               reference to Exhibit 10(c) to the 1987 10-K).
    (f)    --  Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).
    (g)    --  Investment Guaranty Agreement between the Venture and EREIM
               LP Associates (incorporated by reference to Exhibit 10(e) to the 1987 10-K).
    (h)    --  Assignment Agreement between Registrant and Venture
               (incorporated by reference to Exhibit 10(f) to the 1987
               10-K).
    (i)    --  Keep Well Agreement between The Equitable Life Assurance
               Society of the United States and EREIM LP Corp.
               (incorporated by reference to Exhibit 10(g) to the 1987
               10-K).
    (j)    --  Amended and Restated Agreement of General Partnership of
               EREIM LP Associates (incorporated by reference to Exhibit
               10(h) to the 1987 10-K).
    (k)    --  Form of Participation Agreement between The Equitable Life
               Assurance Society of The United States and EML Associates
               dated September 27, 1988 (incorporated by reference to
               Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ
               Real Estate Portfolio, L.P. (File No. 33-11064)).
    (l)    --  Note and Mortgage and Security Agreement dated January 31,
               1989 relating to loan by EML to The Wilcon Company
               (incorporated by reference to Exhibit No. 4 to Form 8-K
               dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P.
               (File No. 33-11064)).
  27       --  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
               only and not filed.
  99       --  Additional Exhibits.
    (a)    --  Prospectus dated April 23, 1987, as supplemented by
               supplements dated December 29, 1987, March 3, 1988 and March
               17, 1988 (incorporated by reference to Exhibit 28 to the
               1987 10-K).
    (b)    --  Amendment to Joint Venture Agreement dated as of January 1,
               1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP
               Associates (incorporated by reference to Exhibit 99(i) of
               the Form 10-K of the Partnership for the year ended December
               31, 1996)