Form 10-Q
period 1998-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1998-05-13
CIK 808369

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

  (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                                 OR
     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
      (Exact name of registrant as specified in its governing instrument)

                          DELAWARE                                                 58-1739523
                  (State of Organization)                                       (I.R.S. Employer
                                                                              Identification No.)
   3424 PEACHTREE ROAD N.E., SUITE 800, ATLANTA, GEORGIA                             30326
          (Address of principal executive office)                                  (Zip Code)

      Registrant's telephone number, including area code:  (404) 239-5002

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
================================================================================

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
     Item 1 -- Financial statements:
                Consolidated balance sheets at March 31,
             1998 and December 31, 1997.....................    1
                Consolidated statements of operations for
             the three months ended March 31, 1998 and
             1997...........................................    2
                Consolidated statement of partners' capital
             for the three months ended March 31, 1998......    3
                Consolidated statements of cash flows for
             the three months ended March 31, 1998 and
             1997...........................................    4
                Notes to consolidated financial
             statements.....................................    5
     Item 2 -- Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........    8
PART II -- OTHER INFORMATION................................
     Items 1 through 6......................................   12
     Signatures.............................................   13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
    $19,371,282 in 1998 and $18,384,929 in 1997.............  $108,853,565   $109,281,710
  Mortgage loan receivable..................................     6,000,000      6,000,000
                                                              ------------   ------------
         Total real estate investments......................   114,853,565    115,281,710
                                                              ------------   ------------
OTHER ASSETS:
  Cash and cash equivalents.................................     6,569,573     21,256,903
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $684,834 in 1998 and
    $759,545 in 1997........................................     2,788,961      3,364,216
  Deferred rent concessions.................................     2,097,357      2,159,595
  Guaranty fee, net of accumulated amortization of
    $2,468,524 in 1998 and $2,401,462 in 1997 (Notes 1 and
    2)......................................................     1,274,190      1,341,253
  Deferred leasing costs, net of accumulated amortization of
    $853,776 in 1998 and $781,403 in 1997...................     1,310,078      1,399,382
  Prepaid expenses and other assets.........................       904,396        807,596
  Interest receivable.......................................        23,675        116,937
  Due from affiliates (Note 1)..............................        16,065         10,590
                                                              ------------   ------------
         Total other assets.................................    14,984,295     30,456,472
                                                              ------------   ------------
         TOTAL ASSETS.......................................  $129,837,860   $145,738,182
                                                              ============   ============
                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,589,457   $  1,817,435
  Accrued capital expenditures..............................       260,106      1,566,226
  Security deposits and unearned rent.......................       569,998        683,546
  Due to affiliates (Note 1)................................       252,445        629,533
  Distributions declared....................................            --     14,916,619
                                                              ------------   ------------
         Total liabilities..................................     2,672,006     19,613,359
                                                              ------------   ------------
MINORITY INTEREST IN THE VENTURE............................    31,527,018     31,508,850
                                                              ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)
PARTNERS' CAPITAL:
  General partners..........................................     2,601,100      2,549,957
  Initial limited partner...................................         6,472          6,427
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................    93,031,264     92,059,589
                                                              ------------   ------------
         Total partners' capital............................    95,638,836     94,615,973
                                                              ------------   ------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL............  $129,837,860   $145,738,182
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
REVENUE:
  Rental income.............................................  $5,204,271   $6,819,320
  Lease termination income..................................      12,500      132,840
  Interest on loans receivable..............................     153,750      153,750
                                                              ----------   ----------
          Total revenue.....................................   5,370,521    7,105,910
                                                              ----------   ----------
OPERATING EXPENSES:
  Real estate operating expenses............................   2,072,565    2,533,657
  Depreciation and amortization.............................   1,058,728    1,069,189
  Real estate taxes.........................................     575,175      830,562
  Property management fees (Note 1).........................     107,690      149,646
                                                              ----------   ----------
          Total operating expenses..........................   3,814,158    4,583,054
                                                              ----------   ----------
INCOME FROM PROPERTY OPERATIONS.............................   1,556,363    2,522,856
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income....................     205,374      355,172
  Asset management fees (Note 1)............................    (153,600)    (186,681)
  Amortization of guarantee fee.............................     (67,063)     (67,063)
  General and administrative, including $98,845 and $127,638 at March 31, 1998 and 1997, respectively, to affiliates
     (Note 1)...............................................    (168,452)    (171,454)
                                                              ----------   ----------
          Total other expense -- net........................    (183,741)     (70,026)
                                                              ----------   ----------
INCOME BEFORE MINORITY INTEREST.............................   1,372,622    2,452,830
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED VENTURE.....    (349,759)    (570,245)
                                                              ----------   ----------
NET INCOME..................................................  $1,022,863   $1,882,585
                                                              ==========   ==========
ALLOCATION OF NET INCOME:
  General partners..........................................  $   51,143   $   94,129
  Initial limited partner...................................          45           82
  Limited partners..........................................     971,675    1,788,374
                                                              ----------   ----------
          TOTAL.............................................  $1,022,863   $1,882,585
                                                              ==========   ==========
NET INCOME PER LIMITED PARTNER BAC..........................  $     0.18   $     0.33
                                                              ==========   ==========
WEIGHTED AVERAGE BACs OUTSTANDING...........................   5,424,225    5,424,225
                                                              ==========   ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                                INITIAL
                                                    GENERAL     LIMITED     LIMITED
                                                    PARTNERS    PARTNER    PARTNERS        TOTAL
                                                   ----------   -------   -----------   -----------
Balance, December 31, 1997.......................  $2,549,957   $6,427    $92,059,589   $94,615,973
Net income.......................................      51,143       45        971,675     1,022,863
Distributions....................................          --       --             --            --
                                                   ----------   ------    -----------   -----------
Balance, March 31, 1998..........................  $2,601,100   $6,472    $93,031,264   $95,638,836
                                                   ==========   ======    ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                               MARCH 31,      MARCH 31,
                                                                  1998           1997
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $  5,740,716   $  6,590,977
  Interest received.........................................       452,387        509,559
                                                              ------------   ------------
  Cash received from operations.............................     6,193,103      7,100,536
  Cash paid for operating activities........................    (3,784,824)    (4,296,132)
  Cash distributions to minority interest...................      (331,593)            --
                                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     2,076,686      2,804,404
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............    (1,864,328)    (1,279,493)
  Expenditures for deferred leasing costs...................        16,931         81,313
                                                              ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES.......................    (1,847,397)    (1,198,180)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (14,916,619)      (813,634)
                                                              ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES.......................   (14,916,619)      (813,634)
                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (14,687,330)       792,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    21,256,903     27,310,460
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  6,569,573   $ 28,103,050
                                                              ============   ============
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income..................................................  $  1,022,863   $  1,882,585
                                                              ------------   ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     1,125,791      1,136,252
  Minority interest in Venture operations...................       349,759        570,245
  Cash distributions to minority interest...................      (331,593)            --
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........       575,255       (429,905)
  Deferred rent concessions.................................        62,238        (35,094)
  Interest receivable.......................................        93,262            637
  Prepaid expenses and other assets.........................       (96,800)      (214,067)
  Due from affiliates.......................................        (5,475)        (7,450)
  Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........      (227,978)        91,273
  Security deposits and unearned rent.......................      (113,548)       103,816
  Due to affiliates.........................................      (377,088)      (293,888)
                                                              ------------   ------------
Total adjustments...........................................     1,053,823        921,819
                                                              ------------   ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES..............  $  2,076,686   $  2,804,404
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1998 and December 31, 1997, the accrued balance of these fees and reimbursements totaled $252,445 and $629,533, respectively. For each of the three months ended March 31, 1998 and 1997, the expense for these recurring fees totaled $252,445 and $314,319, respectively, and is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to ERE Yarmouth, Inc., its investment advisor ("ERE Yarmouth"). Asset management fees paid by the Partnership to the Managing General Partner were $153,600 and $186,681 for the three months ended March 31, 1998 and 1997, respectively.

     Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail", formerly Compass Retail, Inc.), affiliates of ERE Yarmouth. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties and a fixed-rate mortgage loan, to Compass and Retail for properties managed were $93,395 and $103,283 for the three months ended March 31, 1998 and 1997, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid to Compass and Retail were $0 and $11,607 for the three months ended March 31, 1998 and 1997, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of $476,219 and $393,526 for each of the three months ended March 31, 1998 and 1997, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

2. GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1998 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 1998 is limited to $180,661,723, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of March 31, 1998, the cumulative 9.75% simple annual return was $103,971,642. As of March 31, 1998, cumulative distributions by the Partnership to the BAC holders totaled $64,396,385, of which $26,307,492 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

3. LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, cash and cash equivalents on the balance sheet were approximately $6.6 million. The Partnership had directly held cash and cash equivalents of approximately $1.9 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital. In addition, at March 31, 1998, the Venture, in which the Partnership owns an 80% interest, had approximately $4.6 million in cash and cash equivalents. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at 1850 Westfork, Richland Mall and Northland Mall, to fund capital improvements at the Venture's other properties and to cover general working capital requirements.

     The Partnership continues to evaluate appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, the Partnership takes into account improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties. The Partnership is in discussion with real estate brokers to market for sale the 1200 Whipple Road, 1345 Doolittle Drive and 16/18 Sentry Park West properties. While there is no guarantee that efforts to sell these properties will be successful, the Partnership will continue to look for selling opportunities.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

property. The Owners considered alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October 1997, whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. The Venture, in which the Partnership holds an 80% interest, held a 71.66% participation interest in Brookdale Center. In November 1997, the Partnership sold Brookdale Center to Talisman Brookdale L.L.C. and made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive currently 100% of the sale or financing proceeds attributable to the sale.

     Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $160,000 was incurred for the three months ended March 31, 1998, and the remaining balance is expected to be expended through 1998. As of March 31, 1998, approximately $3.3 million of these costs had been expended and approximately $91,000 had been accrued but not expended.

     Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of March 31, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of the year. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of March 31, 1998, approximately $1.6 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.4 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

     As of March 31, 1998, the Venture has incurred costs of approximately $3.8 million to renovate and to increase tenancy at Richland Mall. This project is near completion and Management does not expect to incur any additional significant renovation costs related to the project. There is one block of vacant space remaining to be leased. The vacant space is being actively marketed by Management.

     Cash received by the Venture from tenant rentals for the three months ended March 31, 1998 decreased approximately $900,000, or 13%, to $5.7 million from $6.6 million for the three months ended March 31, 1997. This decrease is due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Rental income received from Brookdale Center and the Chicago Industrial properties for the three months ended March 31, 1997 was approximately $1.8 million. The absence of rental income from the sold properties is offset by an overall increase in cash received at the remaining properties. Specifically, tenant rentals received at Richland Mall, Sentry Park West and Whipple Road increased $364,000, $155,000 and $101,000, respectively due to the timing of the remittance of rental income, and tenant rentals received at 300 Delaware increased $136,000 due to an increase in occupancy.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCIAL CONDITION

     Cash and cash equivalents decreased approximately $14.7 million, or 69%, from $21.3 million at December 31, 1997 to $6.6 million at March 31, 1998 due mainly to the distributions to BAC holders and minority interest of $14.9 million in the first quarter of 1998.

     Accounts receivable and accrued investment income decreased approximately $575,000, or 17%, from $3.4 million at December 31, 1997 to $2.8 million at March 31, 1998 due primarily to the timing of the remittance of rental income.

     Interest receivable decreased approximately $93,000, or 80%, from $117,000 at December 31, 1997 to $24,000 at March 31, 1998 due to lower average cash balances held during March 1998 as compared to December 1997.

     Total liabilities decreased approximately $16.9 million, or 86%, from $19.6 million at December 31, 1997 to $2.7 million at March 31, 1998. The decrease is due primarily to the payment during the first quarter of 1998 of accrued distributions to BAC holders and limited partners of $14.9 million, approximately $1.3 million of accrued capital expenditures and approximately $400,000 of fees due to affiliates.

     The percentage of leased space at the Venture's properties at March 31, 1998 was 76% compared to the percentage of leased space at December 31, 1997 of 78%. The 2% decrease is primarily due to a decrease in occupancy at Northland Mall.

RESULTS OF OPERATIONS

     Rental income decreased approximately $1.6 million, or 24%, from $6.8 million for the three months ended March 31, 1997 to $5.2 million for the three months ended March 31, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during 1997. Rental income for Brookdale Center and the Chicago Industrial properties for the three months ended March 31, 1997 was approximately $1.8 million, offset by an increase in rental income at 300 Delaware of approximately $170,000.

     Lease termination income for the three months ended March 31, 1998 decreased approximately $120,000, or 90%, from $133,000 for the three months ended March 31, 1997 to $13,000 for the three months ended March 31, 1998. The decrease is due to approximately $13,000 of lease termination income recognized during the first quarter of 1998 at 300 Delaware compared to approximately $133,000 of lease termination income recognized during the first quarter of 1997 at Richland Mall.

     Real estate operating expenses decreased approximately $460,000, or 18%, from $2.5 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998 . The decrease is primarily a result of a decrease of $388,000 due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997.

     Depreciation and amortization decreased approximately $10,000, or 1%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due primarily to a decrease in depreciation of approximately $132,000 from the sale of Brookdale Center and the Chicago Industrial properties in late 1997, offset by an increase in depreciation of $114,000 due to capital improvements at 300 Delaware and Richland Mall.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Real estate taxes decreased approximately $256,000, or 31%, from $831,000 for the three months ended March 31, 1997 to $575,000 for the three months ended March 31, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Real estate tax expense associated with these two properties in the first quarter of 1997 was approximately $312,000, offset by slight increases in real estate tax expense at the remaining properties.

     Property management fees decreased approximately $42,000, or 28%, from $150,000 for the three months ended March 31, 1997 to $108,000 for the three months ended March 31, 1998, due primarily to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Property management fees for Brookdale Center and the Chicago Industrial properties for the three months ended March 31, 1997 totaled $35,000.

YEAR 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch & Co., Inc. and ERE Yarmouth, for all its computing needs. The Partnership and the Venture are in the process of communicating with such third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems will not have a material adverse effect on the Partnership and the Venture.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     Several class action lawsuits have been filed against Midwest Real Estate Shopping Center, L.P., the original borrower on the Northland Center Zero Coupon Mortgage Note ("Midwest"), the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest and Midwest's sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to the lawsuits. A settlement of these class actions was approved by the 7th District Court of New York on February 20, 1998.

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

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By: EREIM Managers Corp.
                                            Managing General Partner

                                          By:   /s/ PATRICIA C. SNEDEKER

                                            ------------------------------------
                                                    Patricia C. Snedeker
                                               Vice President, Controller and
                                                          Treasurer
                                               (Principal Accounting Officer)

Dated: May 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  27      --   Financial Data Schedule (for SEC filing purposes only)