Form 10-Q
period 1998-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1998-08-13
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      (Mark One)

          [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934.

                                For the quarterly period ended June 30, 1998

                                           OR

          [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ______________

                      Commission file number 0-17684
                                            --------

                     ML/EQ Real Estate Portfolio, L.P.
    (Exact name of registrant as specified in its governing instrument)

              Delaware                             58-1739523
       (State of Organization)         (I.R.S. Employer Identification No.)

       3424 Peachtree Road N.E., Suite 800,             30326
                Atlanta, Georgia                      (Zip Code)
     (Address of principal executive office)

       (Registrant's telephone number, including area code)  (404) 239-5002



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

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS



PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                                Consolidated balance sheets at June 30, 1998 and
                                  December 31, 1997
                                Consolidated statements of operations for the three and six months ended June 30, 1998 and 1997
                                Consolidated statement of partners' capital for the six
                                  months ended June 30, 1998
                                Consolidated statements of cash flows for the six months
                                  ended June 30, 1998 and 1997
                                Notes to consolidated financial statements

                Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations

PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)


                                                                             June 30,     December 31,
ASSETS                                                                         1998           1997
                                                                           ------------   ------------
REAL ESTATE INVESTMENTS:
     Rental properties, net of accumulated depreciation of
         $5,584,995 in 1998 and $18,384,929 in 1997                        $ 43,387,261   $109,281,710
     Rental properties held for sale (Note 3)                                62,215,923              -
     Mortgage loan receivable                                                 6,000,000      6,000,000
                                                                           ------------   ------------

         Total real estate investments                                      111,603,184    115,281,710
                                                                           ------------   ------------

OTHER ASSETS:
     Cash and cash equivalents                                                8,568,224     21,256,903
     Accounts receivable and accrued investment income, net
         of allowance for doubtful accounts of $674,745 in
         1998 and $759,545 in 1997                                            2,696,788      3,364,216
     Deferred rent concessions                                                2,062,521      2,159,595
     Guaranty fee, net of accumulated amortization of $2,535,587 in 1998
         and $2,401,462 in 1997 (Notes 1 and 2)                               1,207,128      1,341,253
     Deferred leasing costs, net of accumulated amortization of
         $924,850 in 1998 and $781,403 in 1997                                1,310,901      1,399,382
     Prepaid expenses and other assets                                          419,126        807,596
     Interest receivable                                                         86,164        116,937
     Due from affiliates (Note 1)                                                36,751         10,590
                                                                           ------------   ------------

         Total other assets                                                  16,387,603     30,456,472
                                                                           ------------   ------------
TOTAL ASSETS                                                               $127,990,787   $145,738,182
                                                                           ============   ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued real estate expenses                     $  1,534,921   $  1,817,435
     Accrued capital expenditures                                               247,462      1,566,226
     Security deposits and unearned rent                                        494,965        683,546
     Due to affiliates (Note 1)                                                 495,504        629,533
     Distributions declared                                                   1,356,118     14,916,619
                                                                           ------------   ------------

         Total liabilities                                                    4,128,970     19,613,359
                                                                           ------------   ------------
MINORITY INTEREST IN THE VENTURE                                             31,210,347     31,508,850
                                                                           ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 2 and 4)

PARTNERS' CAPITAL:
     General partners                                                         2,519,538      2,549,957
     Initial limited partner                                                      6,337          6,427
     Limited partners (5,424,225 BACs issued and outstanding)                90,125,595     92,059,589
                                                                           ------------   ------------
         Total partners' capital                                             92,651,470     94,615,973
                                                                           ------------   ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $127,990,787   $145,738,182
                                                                           ============   ============

                See notes to consolidated financial statements.

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                          For the Three Months              For the Six Months
                                                               Ended June 30,                Ended June 30,
                                                           1998           1997            1998            1997
                                                        -----------    -----------    ------------    ------------
REVENUE:
       Rental income                                    $ 4,883,187    $ 6,027,854    $ 10,087,457    $ 12,847,174
       Lease termination income                                   -              -          12,501         132,840
       Interest on loans receivable                         153,750        153,750         307,500         307,500
                                                        -----------    -----------    ------------    ------------

            Total revenue                                 5,036,937      6,181,604      10,407,458      13,287,514
                                                        -----------    -----------    ------------    ------------

OPERATING EXPENSES:
       Real estate operating expenses                     1,957,250      2,157,115       4,029,815       4,690,772
       Depreciation and amortization                      1,060,250      1,072,441       2,118,978       2,141,630
       Real estate taxes                                    509,110        824,406       1,084,285       1,654,968
       Property management fees (Note 1)                    114,880        136,767         222,570         286,413
                                                        -----------    -----------    ------------    ------------

            Total operating expenses                      3,641,490      4,190,729       7,455,648       8,773,783
                                                        -----------    -----------    ------------    ------------

INCOME FROM PROPERTY OPERATIONS                           1,395,447      1,990,875       2,951,810       4,513,731

OTHER INCOME (EXPENSE):
       Interest and other nonoperating income                99,834        404,262         305,208         759,434
       Loss on write-down of real estate
            assets (Note 3)                              (2,931,890)             -      (2,931,890)              -
       Asset management fees (Note 1)                      (155,306)      (188,754)       (308,906)       (375,435)
       Amortization of guarantee fee                        (67,063)       (67,063)       (134,126)       (134,126)
       General and administrative, including $186,598
            and $256,030 for the six months ended
            June 30, 1998 and 1997, respectively,
            to affiliates (Note 1)                         (288,941)      (189,320)       (457,393)       (360,774)
                                                        -----------    -----------    ------------    ------------

            Total other expense - net                    (3,343,366)       (40,875)     (3,527,107)       (110,901)
                                                        -----------    -----------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY                            (1,947,919)     1,950,000        (575,297)      4,402,830
   INTEREST

MINORITY INTEREST IN NET (INCOME)
  LOSS OF CONSOLIDATED VENTURE                              316,671       (473,500)        (33,088)     (1,043,745)
                                                        -----------    -----------    ------------    ------------

NET INCOME (LOSS)                                       $(1,631,248)   $ 1,476,500    $   (608,385)   $  3,359,085
                                                        ===========    ===========    ============    ============

ALLOCATION OF NET INCOME (LOSS):
       General partners                                 $   (81,562)   $    73,825    $    (30,419)   $    167,954
       Initial limited partner                                  (71)            65             (28)            147
       Limited partners                                  (1,549,615)     1,402,610        (577,938)      3,190,984
                                                        -----------    -----------    ------------    ------------

TOTAL                                                   $(1,631,248)   $ 1,476,500    $   (608,385)   $  3,359,085
                                                        ===========    ===========    ============    ============

NET INCOME (LOSS) PER LIMITED PARTNER
   BAC                                                  $     (0.28)   $      0.26    $      (0.11)   $       0.59
                                                        ===========    ===========    ============    ============

WEIGHTED AVERAGE BACs OUTSTANDING                         5,424,225      5,424,225       5,424,225       5,424,225
                                                        ===========    ===========    ============    ============

                 See notes to consolidated financial statements.

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)




                                           Initial
                              General      Limited      Limited
                              Partners     Partner      Partners         Total
                            -----------    -------    ------------    ------------

Balance, December 31,1997   $ 2,549,957    $ 6,427    $ 92,059,589    $ 94,615,973

Net income (loss)               (30,419)       (28)       (577,938)       (608,385)

Distributions                         -        (62)     (1,356,056)     (1,356,118)
                            -----------    -------    ------------    ------------

Balance, June 30, 1998      $ 2,519,538    $ 6,337    $ 90,125,595    $ 92,651,470
                            ===========    =======    ============    ============








                 See notes to consolidated financial statements.

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)




                                                        June 30,        June 30,
                                                          1998            1997
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
       Tenant rentals received                        $ 10,675,879    $ 12,695,826
       Interest received                                   643,481       1,042,377
                                                      ------------    ------------

       Cash received from operations                    11,319,360      13,738,203

       Cash paid for operating activities               (6,157,204)     (7,538,087)
       Cash distributions to minority interest            (331,591)              -
                                                      ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                4,830,565       6,200,116
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
       Purchases and additions to rental properties     (2,547,659)     (1,610,279)
       Expenditures for deferred leasing costs             (54,966)         53,964
                                                      ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                   (2,602,625)     (1,556,315)
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
       Cash distributions to limited partners          (14,916,619)       (813,634)
                                                      ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                  (14,916,619)       (813,634)
                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       (12,688,679)      3,830,167

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                     21,256,903      27,310,460
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                         $  8,568,224    $ 31,140,627
                                                      ============    ============




                 See notes to consolidated financial statements.


                                   (CONTINUED)

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)




                                                                                 June 30,       June 30,
                                                                                   1998           1997
                                                                               -----------    -----------

RECONCILIATION OF NET INCOME  (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                                              $  (608,385)   $ 3,359,085
                                                                               -----------    -----------
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:

       Depreciation and amortization                                             2,253,104      2,275,756
       Minority interest in Venture operations                                      33,088      1,043,745
       Cash distributions to minority interest                                    (331,591)             -
       Loss on write-down of real estate assets                                  2,931,890              -

       Changes in assets (increase) decrease:

       Accounts receivable and accrued investment income                           667,428       (537,013)
       Deferred rent concessions                                                    97,074        (49,492)
       Interest receivable                                                          30,773        (24,557)
       Prepaid expenses and other assets                                           388,470        270,360
       Due from affiliates                                                         (26,161)       (21,953)

       Changes in liabilities increase (decrease):

       Accounts payable and accrued real estate expenses                          (282,515)      (441,390)
       Security deposits and unearned rent                                        (188,581)       302,317
       Due to affiliates                                                          (134,029)        23,258
                                                                               -----------    -----------

Total adjustments                                                                5,438,950      2,841,031
                                                                               -----------    -----------

NET CASH FLOW PROVIDED BY OPERATING
ACTIVITIES                                                                     $ 4,830,565    $ 6,200,116
                                                                               ===========    ===========




                 See notes to consolidated financial statements.

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)



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


1.   TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1998 and December 31, 1997, the accrued balance of these fees and reimbursements totaled $495,504 and $629,533, respectively. For each of the six months ended June 30, 1998 and 1997, the expense for these recurring fees totaled $495,504 and $631,465, respectively, and this expense is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to ERE Yarmouth Inc., its investment advisor. On July 13, 1998, Lend Lease Corporation Limited changed the name of its wholly owned subsidiary, ERE Yarmouth, Inc. to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease continues to serve as the investment advisor to the Managing General Partner. Asset management fees paid by the Partnership to the Managing General Partner were $308,906 and $375,435 for the six months ended June 30, 1998 and 1997, respectively.

     Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and Lend Lease Retail Division ("Retail", formerly ERE Yarmouth Retail, Inc.), affiliates of Lend Lease. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties and a fixed-rate mortgage loan, to Compass and Retail for properties managed were $194,881 and $202,477 for the six months ended June 30, 1998 and 1997, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $0 and $32,122 for the six months ended June 30, 1998 and 1997, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of $870,762 and $839,610 for each of the six months ended June 30, 1998 and 1997, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)

2.   GUARANTY AGREEMENT


     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1998 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. Based upon the assumption that there are no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 1998 is limited to $180,657,022, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of June 30, 1998, the cumulative 9.75% simple annual return was $105,682,834. As of June 30, 1998, cumulative distributions by the Partnership to the BAC holders totaled $64,396,385, of which $26,307,492 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

3.   RENTAL PROPERTIES HELD FOR SALE

     The Partnership evaluates appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. As a result of this evaluation, the Partnership has decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware and 16/18 Sentry Park West properties. To that end, brokerage firms have been engaged. If offers to purchase the properties are within the targeted price range, the Partnership expects the properties to be sold. As of June 30, 1998, these properties are classified as held for sale. A loss of $2,931,890 was recorded as a result of the reclassification of Richland Mall. Management, through discussions with real estate brokers, determined that the carrying value for Richland Mall was in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs. For each of the other properties classified as held for sale, management believes that the carrying value does not exceed market value less selling costs. For the three and six months ended June 30, 1998, income from property operations includes approximately $719,000, or 52% and $1,327,000, or 45%, respectively, of income from the five rental properties held for sale.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (unaudited)


4.   LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1998.

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

Liquidity and Capital Resources

         As of June 30, 1998, cash and cash equivalents on the balance sheet were $8.6 million. The Partnership had cash and cash equivalents of approximately $1.8 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital. In addition, at June 30, 1998, the Venture, in which the Partnership owns an 80% interest, had approximately $6.8 million in cash and cash equivalents. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at Northland Mall, 1850 Westfork and Richland Mall and to cover general working capital requirements.

         The Partnership continues to evaluate appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, the Partnership takes into account improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis provides the basis for hold/sell recommendations for the properties. As a result of the evaluation, the Partnership has decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware and 16/18 Sentry Park West properties. To that end, brokerage firms have been engaged. If offers to purchase the properties are within the targeted price range, the Partnership expects the properties to be sold. As of June 30, 1998, these properties are classified as held for sale. A loss of $2,931,890 was recorded as a result of the reclassification of Richland Mall. Management, through discussions with real estate brokers, determined that the carrying value for Richland Mall was in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs. In an effort to refocus the marketing strategy for 1850 Westfork, management has selected a broker to market the property for sale or lease. While there is no guarantee that efforts to sell these properties will be successful, the Partnership will continue to look for selling opportunities. Additionally, the Partnership continues to evaluate appropriate strategies for Northland Mall. While the Partnership has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan of action for an exit strategy.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $268,000 was incurred for the six months ended June 30, 1998, and the remaining balance is expected to be expended through 1998. As of June 30, 1998, approximately $3.4 million of these costs had been expended.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of June 30, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of 1998. Additional costs not included in the above figures are estimated tenant improvements of $4.7 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of June 30, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.7 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

         As of June 30, 1998, the Venture has incurred costs of approximately $3.8 million to renovate Richland Mall and to increase tenancy at the property. This project is near completion and management does not expect to incur any additional significant renovation costs related to the project. One block of vacant space remains and is being actively marketed by management.

         Cash received by the Venture from tenant rentals for the six months ended June 30, 1998 decreased approximately $2.0 million, or 16%, to $10.7 million from $12.7 million for the six months ended June 30, 1997. This decrease is due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Rental income received from Brookdale Center and the Chicago Industrial properties for the six months ended June 30, 1997 was approximately $3.4 million. The absence of rental income from the sold properties is offset by an overall increase in cash received at the remaining properties. Specifically, tenant rentals received at Richland Mall increased $1.0 million due to the timing of the remittance of rental income.

Financial Condition

         Cash and cash equivalents decreased approximately $12.7 million, or 60%, from $21.3 million at December 31, 1997 to $8.6 million at June 30, 1998 due mainly to the distributions to BAC holders and minority interest of $15.2 million in the first quarter of 1998, offset by $4.8 million of cash provided by operating activities less $2.8 million of cash used in investing activities.

         Accounts receivable and accrued investment income decreased approximately $700,000, or 20%, from $3.4 million at December 31, 1997 to $2.7 million at June 30, 1998 due primarily to the timing of the remittance of rental income.

         Prepaid expenses and other assets decreased approximately $388,000, or 48%, from $808,000 at December 31, 1997 to $419,000 at June 30, 1998 due to the
monthly expense of real estate taxes and insurance.

         Total liabilities decreased approximately $15.5 million, or 79%, from $19.6 million at December 31, 1997 to $4.1 million at June 30, 1998. The decrease is due primarily to the payment during the first half of 1998 of accrued distributions to BAC holders of $14.9 million and approximately $1.3 million of accrued capital expenditures, offset by the distribution declared as of June 30, 1998 of $1.3 million.

         The percentage of leased space at the Venture's properties at June 30, 1998 was 76% compared to the percentage of leased space at December 31, 1997 of 78%. The 2% decrease is primarily due to a decrease in occupancy at Northland Mall.

Results of Operations

         Rental income decreased approximately $1.1 million, or 19%, and $2.7 million, or 21% for the three and six months ended June 30, 1998, respectively from $6.0 million for the three months and $12.8 million for the six months ended June 30, 1997 to $4.9 million for the three months and $10.1 million for the six months ended June 30, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during 1997. Rental income for Brookdale Center and the Chicago Industrial properties for the six months ended June 30, 1997 was approximately $3.4 million, offset by an increase in rental income at 300 Delaware, Northland Mall and Richland Mall of approximately $300,000, $100,000 and $100,000, respectively.

         Lease termination income for the six months ended June 30, 1998 decreased approximately $120,000, or 90%, from $133,000 for the six months ended June 30, 1997 to $13,000 for the six months ended June 30, 1998. The decrease is due to approximately $13,000 of lease termination income recognized during the first half of 1998 at 300 Delaware compared to approximately $133,000 of lease termination income recognized during the first half of 1997 at Richland Mall.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Real estate operating expenses decreased approximately $200,000, or 9%, and $700,000, or 14% for the three and six months ended June 30, 1998, respectively, from $2.2 million for the three months and $4.7 million for the six months ended June 30, 1997 to $2.0 million for the three months and $4.0 million for the six months ended June 30, 1998 . The decrease is primarily a result of the sale of Brookdale Center and the Chicago Industrial properties in late 1997.

         Depreciation and amortization decreased approximately $12,000, or 1%, and $23,000, or 1% for the three and six months ended June 30, 1998, respectively, compared to the three and six months ended June 30, 1997 due primarily to a decrease in depreciation relating to the sale of Brookdale Center and the Chicago Industrial properties in late 1997, offset by an increase in depreciation due to capital improvements at 300 Delaware and Richland Mall.

         Real estate taxes decreased approximately $315,000, or 38%, and $571,000, or 34% for the three and six months ended June 30, 1998, respectively, from $824,000 for the three months and $1.7 million for the six months ended June 30, 1997 to $509,000 for the three months and $1.1 million for the six months ended June 30, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Real estate tax expense associated with these two properties in the first half of 1997 was approximately $612,000, offset by slight increases in real estate tax expense at the remaining properties in the first half of 1998.

         Property management fees decreased approximately $22,000, or 16%, and $63,000, or 22% for the three and six months ended June 30, 1998, respectively, from $137,000 for the three months and $286,000 for the six months ended June 30, 1997 to $115,000 for the three months and $223,000 for the six months ended June 30, 1998, primarily due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Property management fees for Brookdale Center and the Chicago Industrial properties for the six months ended June 30, 1997 totaled $69,000.

         Interest and other nonoperating income decreased approximately $304,000, or 75%, and $454,000, or 60% for the three and six months ended June 30, 1998, respectively, from $404,000 for the three months and $759,000 for the six months ended June 30, 1997 to $100,000 for the three months and $305,000 for the six months ended June 30, 1998, due to lower cash balances held, which reduced the amount of interest income received.

         Loss on write-down of real estate assets increased approximately $2.9 million, or 100% for the three and six months ended June 30, 1998 from $0 for the three and six months ended June 30, 1997 due to the write-down of Richland Mall in 1998. The Venture has been in discussions with brokers to market the property for sale. Through these discussions, management determined that the carrying value for Richland Mall was in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs.

         General and administrative expenses increased approximately $100,000, or 53%, and $96,000, or 27%, for the three and six months ended June 30, 1998, respectively, from $189,000 for the three months and $361,000 for the six months ended June 30, 1997 to $289,000 for the three months and $457,000 for the six months ended June 30, 1998, due to higher income taxes paid by the Partnership during the second quarter of 1998 as a result of the sale of Brookdale Center and the Chicago Industrial properties in 1997. In addition, the Partnership has incurred increased legal fees for the six months ended June 30, 1998, due to the pending litigation against the Partnership.

Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch & Co., Inc. and Lend Lease, for all its computing needs. Lend Lease is in the process of updating or replacing applications, computer systems and real estate operating systems with embedded processors that are not known to be Year 2000 compliant. This process involves, in part, sending letters to vendors of such systems to ascertain whether and when necessary updates, remediation or replacement will be available. If vendors can not assure Year 2000 compliance within Lend Lease's implementation deadlines, Lend Lease will look for alternative providers who are able to warrant Year 2000 compliance in a timely manner. Lend Lease has not yet determined the possible costs relating to finding alternative providers. The Partnership and the Venture are in the process of communicating with other third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems will not have a material adverse effect on the Partnership and the Venture.

                                    PART II

Item 1.         Legal Proceedings
                -----------------
                Response:  None

Item 2.         Changes in Securities
                ---------------------
                Response:  None

Item 3.         Default Upon Senior Securities
                ------------------------------
                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                Response:  None

Item 5.         Other Information
                -----------------
                Response:  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------
                Response:


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


                                         ML/EQ Real Estate Portfolio, L.P.

                                         By:   EREIM Managers Corp.
                                               Managing General Partner






                                         By:   Patricia C. Snedeker
                                               --------------------
                                               Vice President, Controller
                                                  and Treasurer
                                               (Principal Accounting Officer)


Dated:  August 13, 1998

                                  EXHIBIT INDEX



Exhibit No.                                        Description
-----------                  --------------------------------------------------------
    27                       Financial Data Schedule (for SEC filing purposes only)
