Form 10-Q
period 1998-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1998-11-13
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934.

                      For the quarterly period ended September 30, 1998

                                            OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _________________to____________________

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

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                           Consolidated balance sheets at September 30, 1998 and December 31, 1997

                           Consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997

                           Consolidated statement of partners' capital for the nine months ended September 30, 1998

                           Consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997

                           Notes to consolidated financial statements

                Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                          ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
     $5,214,061 in 1998 and $18,384,929 in 1997.............  $ 39,841,452    $109,281,710
  Rental properties held for sale (Note 3)..................    65,209,530              --
  Mortgage loan receivable..................................     6,000,000       6,000,000
                                                              ------------    ------------
          Total real estate investments.....................   111,050,982     115,281,710
                                                              ------------    ------------
OTHER ASSETS:
  Cash and cash equivalents.................................     6,966,295      21,256,903
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $686,585 in 1998 and
     $759,545 in 1997.......................................     4,214,224       3,364,216
  Deferred rent concessions.................................     1,982,521       2,159,595
  Guaranty fee, net of accumulated amortization of
     $2,580,296 in 1998 and $2,401,462 in 1997 (Notes 1 and
     2).....................................................     1,162,420       1,341,253
  Deferred leasing costs, net of accumulated amortization of
     $937,641 in 1998 and $781,403 in 1997..................     1,424,146       1,399,382
  Prepaid expenses and other assets.........................       546,094         807,596
  Interest receivable.......................................        26,977         116,937
  Due from affiliates (Note 1)..............................        37,311          10,590
                                                              ------------    ------------
          Total other assets................................    16,359,988      30,456,472
                                                              ------------    ------------
          TOTAL ASSETS......................................  $127,410,970    $145,738,182
                                                              ============    ============
                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,786,671    $  1,817,435
  Accrued capital expenditures..............................        88,718       1,566,226
  Security deposits and unearned rent.......................       507,849         683,546
  Due to affiliates (Note 1)................................       245,731         629,533
  Distributions declared....................................            --      14,916,619
                                                              ------------    ------------
          Total liabilities.................................     2,628,969      19,613,359
                                                              ------------    ------------
MINORITY INTEREST IN THE VENTURE............................    31,200,870      31,508,850
                                                              ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)
PARTNERS' CAPITAL:
  General partners..........................................     2,566,021       2,549,957
  Initial limited partner...................................         6,378           6,427
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................    91,008,732      92,059,589
                                                              ------------    ------------
          Total partners' capital...........................    93,581,131      94,615,973
                                                              ------------    ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $127,410,970    $145,738,182
                                                              ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1998         1997         1998          1997
                                                ----------   ----------   -----------   -----------
REVENUE:
  Rental income...............................  $5,028,414   $6,220,326   $15,115,871   $19,067,500
  Lease termination income....................          --           --        12,501       132,840
  Interest on loans receivable................     153,750      153,750       461,250       461,250
                                                ----------   ----------   -----------   -----------
          Total revenue.......................   5,182,164    6,374,076    15,589,622    19,661,590
                                                ----------   ----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses..............   2,177,699    2,580,122     6,207,514     7,270,894
  Depreciation and amortization...............     401,490    1,073,171     2,520,468     3,214,801
  Real estate taxes...........................     279,525      823,307     1,363,810     2,478,275
  Property management fees (Note 1)...........     111,813      133,967       334,383       420,380
                                                ----------   ----------   -----------   -----------
          Total operating expenses............   2,970,527    4,610,567    10,426,175    13,384,350
                                                ----------   ----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS...............   2,211,637    1,763,509     5,163,447     6,277,240
OTHER INCOME (EXPENSE):
  Interest and other nonoperating income......     121,736      344,877       426,944     1,104,311
  Loss on write-down of real estate assets
     (Note 3).................................    (650,000)          --    (3,581,890)           --
  Asset management fees (Note 1)..............    (157,013)    (190,830)     (465,919)     (566,265)
  Amortization of guarantee fee...............     (44,708)     (67,062)     (178,834)     (201,188)
  General and administrative, including
     $275,316 and $385,831 for the nine months
     ended September 30, 1998 and 1997,
     respectively, to affiliates (Note 1).....    (221,467)    (169,350)     (678,860)     (530,124)
                                                ----------   ----------   -----------   -----------
          Total other expense -- net..........    (951,452)     (82,365)   (4,478,559)     (193,266)
                                                ----------   ----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST...............   1,260,185    1,681,144       684,888     6,083,974
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE........................    (330,523)    (415,894)     (363,611)   (1,459,639)
                                                ----------   ----------   -----------   -----------
NET INCOME....................................  $  929,662   $1,265,250   $   321,277   $ 4,624,335
                                                ==========   ==========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners............................  $   46,483   $   63,263   $    16,064   $   231,217
  Initial limited partner.....................          42           55            14           202
  Limited partners............................     883,137    1,201,932       305,199     4,392,916
                                                ----------   ----------   -----------   -----------
          TOTAL...............................  $  929,662   $1,265,250   $   321,277   $ 4,624,335
                                                ==========   ==========   ===========   ===========
NET INCOME PER LIMITED PARTNER BAC............  $     0.17   $     0.22   $      0.06   $      0.81
                                                ==========   ==========   ===========   ===========
WEIGHTED AVERAGE BACs OUTSTANDING.............   5,424,225    5,424,225     5,424,225     5,424,225
                                                ==========   ==========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                INITIAL
                                                    GENERAL     LIMITED     LIMITED
                                                    PARTNERS    PARTNER    PARTNERS        TOTAL
                                                   ----------   -------   -----------   -----------
Balance, December 31,1997........................  $2,549,957   $6,427    $92,059,589   $94,615,973
Net income.......................................      16,064       14        305,199       321,277
Distributions....................................          --      (63)    (1,356,056)   (1,356,119)
                                                   ----------   ------    -----------   -----------
Balance, September 30, 1998......................  $2,566,021   $6,378    $91,008,732   $93,581,131
                                                   ==========   ======    ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1997
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $ 14,279,741    $ 19,085,060
  Interest received.........................................       978,154       1,634,851
                                                              ------------    ------------
  Cash received from operations.............................    15,257,895      20,719,911
  Cash paid for operating activities........................    (9,230,272)    (11,901,186)
  Cash distributions to minority interest...................      (671,591)     (3,820,000)
                                                              ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     5,356,032       4,998,725
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............    (3,192,900)     (3,410,946)
  Expenditures for deferred leasing costs...................      (181,002)        (83,854)
                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES.......................    (3,373,902)     (3,494,800)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (16,272,738)    (15,459,717)
                                                              ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES.......................   (16,272,738)    (15,459,717)
                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (14,290,608)    (13,955,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    21,256,903      27,310,460
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  6,966,295    $ 13,354,668
                                                              ============    ============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income..................................................  $    321,277    $  4,624,335
                                                              ------------    ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     2,699,302       3,415,989
  Minority interest in Venture operations...................       363,611       1,459,639
  Cash distributions to minority interest...................      (671,591)     (3,820,000)
  Loss on write-down of real estate assets..................     3,581,890              --
  Changes in assets (increase) decrease:
     Accounts receivable and accrued investment income......      (850,008)       (235,740)
     Deferred rent concessions..............................       177,074        (122,240)
     Interest receivable....................................        89,960          69,290
     Prepaid expenses and other assets......................       261,502        (882,720)
     Due from affiliates....................................       (26,721)          2,826
  Changes in liabilities increase (decrease):
     Accounts payable and accrued real estate expenses......       (30,765)        173,918
     Security deposits and unearned rent....................      (175,697)        242,700
     Due to affiliates......................................      (383,802)       (287,576)
     Other liabilities......................................            --         358,304
                                                              ------------    ------------
          Total adjustments.................................     5,034,755         374,390
                                                              ------------    ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES..............  $  5,356,032    $  4,998,725
                                                              ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

1. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1998 and December 31, 1997, the accrued balance of these fees and reimbursements totaled $245,731 and $629,533, respectively. For each of the nine months ended September 30, 1998 and 1997, the expense for these recurring fees totaled $741,235 and $952,096, respectively, and this expense is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc. ("Lend Lease") (formerly known as ERE Yarmouth, Inc.), its investment advisor. Asset management fees paid by the Partnership to the Managing General Partner were $465,919 and $566,265 for the nine months ended September 30, 1998 and 1997, respectively.

     Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and Lend Lease Retail Division ("Retail", formerly ERE Yarmouth Retail, Inc.), formerly affiliates of Lend Lease. On October 1, 1998, Lend Lease sold Compass and Retail to LaSalle Partners Incorporated. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties and a fixed-rate mortgage loan, to Compass and Retail for properties managed were $292,713 and $296,401 for the nine months ended September 30, 1998 and 1997, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail in the aggregate were $58,698 and $107,913 for the nine months ended September 30, 1998 and 1997, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of $1,321,615 and $1,256,638 for each of the nine months ended September 30, 1998 and 1997, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

2. GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1998 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 1998 would be limited to $179,315,069, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of September 30, 1998, the cumulative 9.75% simple annual return was $107,412,830. As of September 30, 1998, cumulative distributions by the Partnership to the BAC holders totaled $65,752,441, of which $27,663,548 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

3. RENTAL PROPERTIES HELD FOR SALE

     The Partnership evaluated appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. As a result of this evaluation, the Partnership decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties, and to market for sale or lease the 1850 Westfork property. As of September 30, 1998, these properties are classified as held for sale. Management, through discussions with real estate brokers, determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values less selling costs, and losses of $2,931,890 and $650,000, respectively, were recorded as a result of the reclassifications. For each of the other properties classified as held for sale, management believes that the carrying value does not exceed market value less selling costs. For the three and nine months ended September 30, 1998, income from property operations includes approximately $1.2 million, or 56% and $2.5 million, or 49%, respectively, of income from the six rental properties held for sale.

     In September 1998, the Partnership executed a purchase and sale agreement to sell 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million. In October 1998, the Partnership executed a purchase and sale agreement to sell 1850 Westfork Drive for $2.6 million. The Partnership anticipates making a special distribution of the net proceeds to BAC holders shortly after the transactions are complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling the Partnerhip to receive 100% of the sale or financing proceeds attributable to the sales. The Partnership expects to close these transactions prior to year end, subject to customary closing conditions and results of due diligence procedures.

4. LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the nine months ended September 30, 1998.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of the Partnership should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein.

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities, and statements regarding expectations of future sales of the properties. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, availability of financing, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, results of due diligence procedures on properties under contract for sale, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, cash and cash equivalents recorded on the balance sheet were $7.0 million. The $7.0 million includes the Partnership's cash and cash equivalents of approximately $1.3 million, which are available for distribution to the extent not required for working capital. The balance of $5.7 million in cash and cash equivalents was held by the Venture, in which the Partnership holds an 80% interest. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at Northland Mall, and, to the extent required, to increase tenancy at the other properties, and to cover general working capital requirements.

     The Partnership evaluated appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, the Partnership took into account capital market and investment market conditions for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis provided the basis for hold/sell recommendations for the properties. As a result of the evaluation, the Partnership decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties, and to market for sale or lease the 1850 Westfork property. As of September 30, 1998, these properties are classified as held for sale. Management, through discussions with real estate brokers, determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values less selling costs, and losses of $2,931,890 and $650,000, respectively, were recorded as a result of the reclassifications. While there is no guarantee that efforts to sell these properties will be successful, the Partnership will continue to look for selling

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

opportunities. Additionally, the Partnership continues to evaluate appropriate strategies for Northland Mall. While the Partnership has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan of action for an exit strategy.

     In September 1998, the Partnership executed a purchase and sale agreement to sell 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million. In October 1998, the Partnership executed a purchase and sale agreement to sell 1850 Westfork Drive for $2.6 million. The Partnership anticipates making a special distribution of the net proceeds to BAC holders shortly after the transactions are complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling the Partnerhip to receive 100% of the sale or financing proceeds attributable to the sales. The Partnership expects to close these transactions prior to year end, subject to customary closing conditions and results of due diligence procedures.

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. In November 1997, the Partnership sold Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. The Partnership made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of the sale or financing proceeds, thereby entitling the Partnership to receive 100% of the sale or financing proceeds attributable to the sale.

     Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $764,000 was incurred for the nine months ended September 30, 1998, and the remaining balance is expected to be expended through 1998.

     Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of September 30, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of 1998. Additional costs not included in the above figures are estimated tenant improvements of $3.7 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of September 30, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.7 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

     As of September 30, 1998, the Venture has incurred costs of approximately $3.8 million to renovate Richland Mall and to increase tenancy at the property. This project is near completion and management does not expect to incur any additional significant renovation costs related to the project. One block of vacant space remains and is being actively marketed by management.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Cash received by the Venture from tenant rentals for the nine months ended September 30, 1998 decreased approximately $4.8 million, or 25%, to $14.3 million from $19.1 million for the nine months ended September 30, 1997. This decrease is due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Rental income received from Brookdale Center and the Chicago Industrial properties for the nine months ended September 30, 1997 was approximately $4.9 million.

FINANCIAL CONDITION

     Cash and cash equivalents decreased approximately $14.3 million, or 67%, from $21.3 million at December 31, 1997 to $7.0 million at September 30, 1998 due mainly to distributions to BAC holders and minority interest of $16.3 million and $3.4 million of cash used in investing activities, offset by $5.4 million of cash provided by operating activities.

     Accounts receivable and accrued investment income increased approximately $800,000, or 25%, from $3.4 million at December 31, 1997 to $4.2 million at September 30, 1998 due primarily to the timing of the remittance of rental income.

     Prepaid expenses and other assets decreased approximately $262,000, or 32%, from $808,000 at December 31, 1997 to $546,000 at September 30, 1998 due to the amortization of prepaid balances for real estate taxes and insurance costs.

     Interest receivable decreased approximately $90,000, or 77%, from $117,000 at December 31, 1997 to $27,000 at September 30, 1998 due to lower average cash balances held during September 1998 as compared to December 1997.

     Total liabilities decreased approximately $17.0 million, or 87%, from $19.6 million at December 31, 1997 to $2.6 million at September 30, 1998. The decrease is due primarily to the payment during the first quarter of 1998 of accrued distributions to BAC holders and limited partners of $14.9 million, approximately $1.5 million of accrued capital expenditures and approximately $400,000 of fees due to affiliates.

     The percentage of leased space at the Venture's properties at September 30, 1998 was 76% compared to the percentage of leased space at December 31, 1997 of 78%. The 2% decrease is due primarily to a decrease in occupancy at Northland Mall.

RESULTS OF OPERATIONS

     Rental income for the three and nine months ended September 30, 1998 decreased approximately $1.2 million, or 19%, and $4.0 million or 21%, respectively, from $6.2 million for the three months and $19.1 million for the nine months ended September 30, 1997 to $5.0 million for the three months and $15.1 million for the nine months ended September 30, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during late 1997. Rental income for Brookdale Center and the Chicago Industrial properties for the nine months ended September 30, 1997 was approximately $4.9 million, offset by an increase in rental income at 300 Delaware, Richland Mall and Northland Mall of approximately $500,000, $200,000 and $200,000, respectively.

     Lease termination income for the nine months ended September 30, 1998 decreased approximately $120,000, or 90%, from $133,000 for the nine months ended September 30, 1997 to $13,000 for the nine

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

months ended September 30, 1998. The decrease is due to approximately $13,000 of lease termination income recognized during the first nine months of 1998 at 300 Delaware compared to approximately $133,000 of lease termination income recognized during the first nine months of 1997 at Richland Mall.

     Real estate operating expenses decreased approximately $400,000, or 16%, and $1.1 million, or 15% for the three and nine months ended September 30, 1998, respectively, from $2.6 million for the three months and $7.3 million for the nine months ended September 30, 1997 to $2.2 million for the three months and $6.2 million for the nine months ended September 30, 1998 . The decrease is primarily a result of a decrease of $1.2 million due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997.

     Depreciation and amortization decreased approximately $700,000, or 63%, and $700,000, or 22% for the three and nine months ended September 30, 1998, respectively, from $1.1 million for the three months and $3.2 million for the nine months ended September 30, 1997 to $400,000 for the three months and $2.5 million for the nine months ended September 30, 1998 due primarily to the reclassification of 1200 Whipple, 1345 Doolittle, Richland Mall, Sentry Park West and 300 Delaware to held for sale as of June 30, 1998. Depreciation of these properties ceased upon the reclassification. The sale of Brookdale Center and the Chicago Industrial properties also contributed to the decrease in depreciation expense. These decreases were offset by an increase in depreciation due to capital expenditures at 300 Delaware and Richland Mall during 1998.

     Real estate taxes decreased approximately $543,000, or 66%, and $1.1 million, or 45%, for the three and nine months ended September 30, 1998, respectively, from $823,000 for the three months and $2.5 million for the nine months ended September 30, 1997 to $280,000 for the three months and $1.4 million for the nine months ended September 30, 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Real estate tax expense associated with these properties in the first nine months of 1997 was approximately $920,000.

     Property management fees decreased approximately $22,000, or 17%, and $86,000, or 20% for the three and nine months ended September 30, 1998, respectively, from $134,000 for the three months and $420,000 for the nine months ended September 30, 1997 to $112,000 for the three months and $334,000 for the nine months ended September 30, 1998, primarily due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. Property management fees for Brookdale Center and the Chicago Industrial properties for the nine months ended September 30, 1997 totaled $102,000.

     Interest and other nonoperating income decreased approximately $223,000, or 65%, and 677,000, or 61% for the three and nine months ended September 30, 1998, respectively, from $345,000 and $1.1 million for the three and nine months ended September 30, 1997 to $122,000 and $427,000 for the three and nine months ended September 30, 1998, due primarily to lower cash balances held. This reduced the amount of interest income received.

     Loss on write-down of real estate assets was approximately $3.6 million for the nine months ended September 30, 1998 due to the write-down of Richland Mall and 1850 Westfork in 1998. The Venture has been in discussions with brokers to market the properties for sale. Through these discussions, management determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values less selling costs, and losses totalling $3.6 million was recorded as a result of the reclassifications. There were no write-downs of real estate assets in 1997.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     General and administrative expense increased $52,000 or 31%, and $149,000 or 28%, for the three and nine months ended September 30, 1998, respectively, from $169,000 for the three months and $530,000 for the nine months ended September 30, 1997 to $221,000 for the three months and $679,000 for the nine months ended September 30, 1998, due primarily to an increase of $35,000 in income taxes paid by the Partnership during 1998 as a result of the sale of Brookdale Center and the Chicago Industrial properties in 1997. In addition, the Partnership has incurred an increase in legal fees of approximately $96,000 for the nine months ended September 30, 1998 due to the pending litigation against the Partnership.

YEAR 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Y2K exposures of the Partnership and the Venture are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture has begun to communicate with our third party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

     Each property owned by the Venture is being individually assessed in an effort to identify Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and therefore will not be developed until the property assessments are complete. We expect the majority of critical property assessments to be completed and remediation efforts to be underway by the end of the first quarter of 1999.

     Neither the Partnership nor the Venture has incurred any costs to date relating to Y2K. Total property assessment costs to the Venture are expected to total approximately $55,000. These costs were not incurred and therefore not accrued as of September 30, 1998. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

     The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans will be developed once Y2K exposures have been assessed.

     Building contingency plans will only be developed on a property by property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

                                     PART II

Item 1.         Legal Proceedings

                Response:  None

Item 2.         Changes in Securities and Use of Proceeds

                Response:  None

Item 3.         Default Upon Senior Securities

                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders

                Response:  None

Item 5.         Other Information

                Response:  None

Item 6.         Exhibits and Reports on Form 8-K

                Response:


                a)   Exhibits

                     10 Material Contracts
                        (a) 1200 Whipple Road, Union City, California and 1345
                            Doolittle Drive, San Leandro, California. Purchase and Sale Agreement between EML Associates, a New York general partnership as seller, and SPP Real Estate (USA), Inc., a Delaware corporation, as purchaser.

                        (b) 1850 Westfork Drive, Westfork Business Park, Lithia
                            Springs, Douglas County, Georgia. Purchase and Sale Agreement between EML Associates, a joint venture in the form of a New York general partnership as seller, and Glenn E. Wyatt, Jr., an individual resident of the State of Georgia as purchaser.

                     27  Financial Data Schedule (for SEC filing purposes only)


                b)   Reports

                      None

SIGNATURES

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


Dated:  November 13, 1998

SIGNATURES

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


Dated:  November 13, 1998

                                  EXHIBIT INDEX



Exhibit No.                                     Description
                              -------------------------------------------------
       10                     Material Contracts
       (a)                    1200 Whipple Road, Union City, California and 1345
                              Doolittle Drive, San Leandro, California. Purchase and Sale Agreement between EML Associates, a New
                              York general partnership as seller, and SPP Real
                              Estate (USA), Inc., a Delaware corporation, as purchaser.
       (b)                    1850 Westfork Drive, Westfork Business Park,
                              Lithia Springs, Douglas County, Georgia. Purchase and Sale Agreement between EML Associates, a joint venture in the form of a New York general partnership as seller, and Glenn E. Wyatt, Jr., an individual resident of the State of Georgia as purchaser.
       27                     Financial Data Schedule (for SEC filing purposes
                              only)