Form 10-K405
period 1998-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1999-03-31
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

                                     PART I.




ITEM 1.  BUSINESS

         Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities, and statements regarding expectation of future sales of the Properties. These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, leasing activities, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC") .

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

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable, and the properties that Equitable Real Estate has historically provided to the Managing General Partner. The Venture was formed in March 1988. See "Advisory Agreement."

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

         Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness, approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans. The Properties and the properties that secured the mortgage loans included commercial, industrial, residential, retail and warehouse/distribution properties. The Venture has an undivided interest in one property ("Northland Center") as a tenant in common with Equitable, which was transferred to the Venture and Equitable on July 22, 1994. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. The Venture's interest in Northland Center represented approximately 49%, 37% and 31% of the real estate investments owned by the Venture as of December 31, 1998, 1997 and 1996, respectively, and approximately 53%, 42% and 46% of total revenues of the Venture for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Venture owned three real properties and an undivided interest in Northland Center (collectively, the "Properties") and one mortgage loan on a real property. Two of the Properties (Richland Mall and 16/18 Sentry Park West) were purchased at an aggregate cost of approximately $39.6 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a fixed rate first mortgage loan (the "Mortgage Loan"), respectively, were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1998, the Venture owned one remaining Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) The Morgage Loan matured and was paid in full on February 1, 1999. Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

         The Partnership continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. As a result of the evaluation, (i) on November 24, 1998, the Venture completed the sale of 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million, (ii) on December 18, 1998, the Venture completed the sale of 1850 Westfork for $2.6 million and (iii) on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. In addition, the Partnership decided to market for sale the 300 Delaware and 16/18 Sentry Park West properties.

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

         Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the property that secured the Mortgage Loan, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1999 to 2001.

         Competition. The Properties may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or Lend Lease or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

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

         As described above, the Partnership continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. In this regard, the Partnership considers capital and investment market conditions for real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; prevailing interest rates; the availability of mortgage financing at the time that the Properties are offered for sale and other issues that impact property performance. As described in the Partnership Agreement, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of the Partnership, but not beyond December 31, 2002. While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the three remaining properties in advance of the foregoing date. However, there is no guaranty that the three remaining properties will be sold in advance of December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, Lend Lease, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing the Partnership's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of the Partnership or the Venture.

         Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of Lend Lease, which until June 10, 1997 were affiliates of Equitable, manage certain of the Venture's properties. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement. Compass and Retail earned approximately $293,000, $396,000 and $407,000 in property management fees for properties managed for the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). LaSalle continues to manage the three remaining properties. Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were approximately $59,000, $276,000 and $124,000 during 1998, 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of approximately $1.3 million, $1.8 million and $1.7 million during 1998, 1997 and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Retail of approximately $0, $12,000 and $92,000 during 1998, 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

         The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At December 31, 1998, 1997 and 1996 the accrued balance for these fees and reimbursements totaled approximately $480,000, $630,000 and $608,000, respectively. Supervisory and mortgage loan servicing fees paid by the Partnership to the Managing General Partner were approximately $612,000, $747,000 and $687,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts, which were then paid by the Managing General Partner at its sole expense to Lend Lease or its predecessor as asset management fees, are included in the statements of operations as asset management fees and as components of general and administrative expense.

         Advisory Agreement. On June 10, 1997, in connection with Lend Lease Corporation Limited's purchase of Equitable Real Estate, the Managing General Partner entered into a real estate investment advisory agreement with Equitable Real Estate whereby Equitable Real Estate (currently known as Lend Lease) agreed to perform, at the Managing General Partner's sole expense, certain duties and obligations in respect of the Partnership. The agreement automatically terminates upon such date as (i) all of the Properties are sold, (ii) all Mortgage Loans are paid and discharged and (iii) the affairs of the Partnership and the Venture are fully wound up, unless sooner terminated by the Managing General Partner. The agreement is terminable by the Managing General Partner (a) upon a material breach by Lend Lease, (b) for any reason or without cause upon ten days prior written notice to Lend Lease by the Managing General Partner or
(c) upon the termination of the investment advisory agreement between Lend Lease and Equitable with respect to Equitable's general account.


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

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between EREIM LP Associates and the Venture (the

"Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Mortgage Loan and Properties or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the holders of BACs ("BAC Holders") will enable the Partnership to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs. The unpaid cumulative minimum return under the Guaranty Agreement as of December 31, 1998 was $23.16 per BAC, which was reduced by $2.06 per BAC, after the February 26, 1999 distributions and $1.11 per BAC after the March 12, 1999 distribution. The unpaid cumulative minimum return under the Guaranty Agreement does not necessarily represent the price at which a BAC may be purchased or sold.

         While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the three remaining properties in advance of the foregoing date. With that in mind, the Partnership is continuing its efforts to sell or position for sale these remaining properties. However, there is no certainty as to when the remaining properties will be sold.

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

         The obligation of EREIM LP Associates to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon the Partnership or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on the Partnership or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All _ distributions from the Partnership to BAC Holders from whatever source will reduce the amount of EREIM LP Associates' obligation under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp. The Guaranty Agreement states that the maximum liability of EREIM LP Associates under the Guaranty Agreement is $271,211,250. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, and subject to the foregoing description of the Guaranty Agreement, the obligations of EREIM LP Associates under the Guaranty Agreement as of December 31, 1998 would be limited to $142,918,111 plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

         As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, and subject to the foregoing description of the Guaranty Agreement, the obligations of Equitable under the Keep Well Agreement as of December 31, 1998 would be limited to $142,918,111. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

         At December 31, 1998, 1997 and 1996, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $3.17 billion, $2.46 billion and $2.26 billion, respectively. At December 31, 1998, 1997 and 1996, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $4.72 billion, $3.91 billion and $3.56 billion, respectively.

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

ITEM 2.  PROPERTIES

         The Partnership continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. As a result of the evaluation, (i) on November 24, 1998, the Venture completed the sale of 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million, (ii) on December 18, 1998, the Venture completed the sale of 1850 Westfork for $2.6 million and (iii) on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. In addition, the Partnership decided to market for sale the 300 Delaware and 16/18 Sentry Park West properties.

         At December 31, 1998, approximately 67.9% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 10.9%, 18.3% and 11.6% of the Properties rentable square feet are scheduled to expire in 1999, 2000 and 2001, respectively.

         Set forth below is a brief description of each of the Venture's investments at December 31, 1998. Reference is made to Notes 3 and 4 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.


 Name, Location and              Approximate              Date of                 Year of
  Type of Property                  Size               Acquisition              Completion
 ------------------              -----------           -----------              ----------

Richland Mall                    185,794(1)              7/19/88                   1976
Bucks County, PA                   sq. ft.
shopping center

16/18 Sentry Park West            186,140               12/22/88                   1988
Montgomery County, PA             sq. ft.
office buildings

Northland Center                 586,573(2)              7/22/94                   1954
Southfield, MI                    sq. ft.
regional mall

300 Delaware                      314,313               11/15/94                   1970
Wilmington, DE                    sq. ft.
office building

(1) Property was sold on January 27, 1999.

(2) Excludes square feet of property owned by certain anchor stores.

Annual Aggregate Lease Payments to be Received (in dollars)(a)

Name of Property             1999          2000          2001         2002        2003     Thereafter       Total
--------------------------------------------------------------------------------------------------------------------

Richland Mall (b)        $ 1,015,274   $  988,899    $  933,036   $  931,978  $  965,027  $ 8,033,333    $12,867,547
16/18 Sentry Park West     3,199,767    2,593,702     1,628,396    1,405,686   1,053,439    1,378,221     11,259,211
Northland Center           3,790,193    3,453,531     3,162,551    2,701,535   1,999,312    5,211,304     20,318,427
300 Delaware               2,068,461    2,078,363     1,905,425    1,781,297   1,452,136    3,854,197     13,139,879
                         -----------   ----------    ----------   ----------  ----------  -----------    -----------
                         $10,073,695   $9,114,495    $7,629,408   $6,820,496  $5,469,914  $18,477,055    $57,585,064
                         ===========   ==========    ==========   ==========  ==========  ===========    ===========

(a) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1998.
(b) Property was sold on January 27, 1999. Total lease payments received in 1999 prior to the sale was $72,000

Range of Lease Expirations

    Name of Property                                                 Years
    ----------------                                                 -----

Richland Mall                                                      1999-2017
16/18 Sentry Park West                                             1999-2007
Northland Center                                                   1999-2014
300 Delaware                                                       1999-2013

Major Tenants

         The following list sets forth major tenants for the Properties together with percentage of space used by such tenants as of December 31, 1998:

           Properties                             Major Tenants                  Percentage of Leasable Space
           ----------                             -------------                  ----------------------------

     Richland Mall                          Bon Ton Department Store                      45.3%(1)
                                            Redner's Market                               29.2%(1)

     16/18 Sentry Park West                 Liberty Mutual                                15.1%
                                            J&B Software                                  10.7%

     Northland Center                       Hudson's Department Store                          (2)
                                            J.C. Penney                                        (2)
                                            Target                                             (2)

     300 Delaware                           PNC Bank                                        32%

(1)      Property was sold on January 27, 1999.

(2) Hudson's Department Store, J.C. Penney, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 294,507 square feet and 117,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney pays ground rent.

Description of Properties

         Richland Mall is located in Richland Township, Pennsylvania. On January 27, 1999, the Venture sold Richland Mall for $9.01 million. Prior to its sale, it was converted to a community shopping center in 1997. The primary tenants include Bon Ton Department Store, Redner's Market Grocery Store, CVS, and Radio Shack. At December 31, 1998, the Mall was approximately 85.6% leased with 26,778 square feet vacant. Excluding the two anchor stores, the Mall was 40.5% leased.

         16/18 Sentry Park West are two four-story office buildings located approximately 15 miles northwest of the Philadelphia central business district. Tenants include Liberty Mutual Insurance Company, J&B Software, United Healthcare, Legg Mason and Prudential Insurance. At December 31, 1998, the property was 99.6% leased. Leases covering approximately 16.7%, 28.0% and 23.2% of the space are scheduled to expire in 1999, 2000 and 2001, respectively.

         Northland Center, which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney and Target. As of December 31, 1998, the portion of the Center owned by the Venture was approximately 50.0% leased.

         Excluding the anchor space, the inline tenant space was approximately 74.0% occupied. Leases covering approximately 10.7%, 15.2% and 6.4% of the space (excluding the anchor stores) are scheduled to expire in 1999, 2000 and 2001, respectively.

         In July 1997, Montgomery Ward, a former tenant, declared bankruptcy. The Partnership is taking steps to lease 117,500 square feet of the space vacated by Montgomery Ward. Discussions with a national department store to fill this vacancy have been ongoing, but no agreement has been reached. In addition to the Montgomery Ward vacancy, 70,000 square feet of the space previously occupied by Kohl's department store has been vacant since March 1995. A significant amount of capital may be required to retenant this vacant space. These anchor vacancies, as well as the age of the mall, place Northland Mall at a competitive disadvantage.

         In 1998, the Venture spent $178,000 on common area upgrades and maintenance, and approximately $275,000 on leasing costs. In 1999, anticipated capital costs include $1,195,000 for HVAC/central plant, $115,000 for parking lots and sidewalk repairs and $102,000 for furniture, fixtures and equipment.

         300 Delaware, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 100,000 square feet, or 32% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1998, the building was approximately 72% leased. Management has removed asbestos from all vacant space in the building. However, asbestos has not been removed from 36,642 square feet of occupied space, 31,287 square feet of which is occupied by PNC. Removal of this asbestos will not occur until this space is vacated. The majority of deferred maintenance has been corrected, and thus the anticipated future capital expenditures will generally be for asbestos abatement, tenant improvements and leasing commissions in connection with actual leasing. Leases covering approximately 0.1%, 3.3% and 3.0% are scheduled to expire in 1999, 2000 and 2001 respectively.

         Management established an enhancement/stabilization and renovation program for 300 Delaware. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

         Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts, which matured, and was paid in full on February 1, 1999. Interest-only payments on the loan in the amount of $51,250 were due monthly in arrears during the term of the loan. On March 12, 1999, the Partnership distributed the proceeds from the payoff of the loan to BAC holders of record on February 1, 1999. See ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

         An internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be approximately $30.0 million. The Venture recorded a valuation allowance of approximately $3.2 million to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or approximately $21.5 million. This valuation allowance was presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See
         ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

         The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss a portion of the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. The Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year to a vote of BAC Holders.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No public trading market for BACs or Interests exists nor is it expected that one will develop. Accordingly, accurate information as to the market value of a BAC at any given date is not available.
 BACs are transferable as provided in Article Seven of the Partnership Agreement. Subject to certain restrictions, the General Partners are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that the Partnership is not treated as a "publicly-traded partnership" as defined in Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences. See "AMENDMENTS TO PARTNERSHIP AGREEMENT--TRANSFER OF INTERESTS" in the March 3, 1988 Supplement.

         The number of BAC Holders at February 1, 1999 was 10,844.

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

                Period Ended                        Date Paid                      Distribution per BAC
                ------------                        ---------                      --------------------
             December 31, 1990                  February 28, 1991                          $0.25
               June 30, 1991                     August 31, 1991                           $0.50
             December 31, 1991                  February 28, 1992                          $0.50
               June 30, 1992                     August 31, 1992                          $0.662(1)
             December 31, 1992                  February 28, 1993                          $0.40
               June 30, 1993                           --                                  $0.00
             December 31, 1993                  February 28, 1994                          $0.10(2)
               June 30, 1994                     August 31, 1994                           $0.10(2)
             December 31, 1994                  February 28, 1995                          $0.15(2)
               June 30, 1995                     August 31, 1995                           $0.15(2)
             December 31, 1995                  February 29, 1996                          $0.10(2)
               June 30, 1996                     August 29, 1996                           $0.10(2)
             December 31, 1996                  February 28, 1997                          $0.15(2)
               June 30, 1997                     August 29, 1997                           $2.70(3)
             November 30, 1997                  December 23, 1997                          $3.26(4)
             December 31, 1997                  February 27, 1998                          $2.75(5)
               June 30, 1998                     August 31, 1998                           $0.25
             November 30, 1998                  December 21, 1998                          $4.82(6)
             December 31, 1998                   February 26, 1999                         $0.45(7)
               January 31, 1999                  February 26, 1999                         $1.61(8)
               February 26, 1999                 March 12, 1999                            $1.11(9)

--------------------
(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westford Drive.
(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the Second Merritt Seven Joint Venture and early lease termination payments.
(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of 1200 Whipple Road and 1345 Doolittle Drive.
(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive.
(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.
(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.

See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1994, 1995, 1996, 1997 and 1998:


                             1998              1997              1996              1995              1994
                             ----              ----              ----              ----              ----
Total revenue           $ 20,602,189      $ 25,206,185      $ 24,982,922      $ 24,374,185      $ 25,922,117

Net income              $  3,266,840      $  8,112,151      $  2,225,866      $  4,760,605      $  7,543,402

Net income
   per BAC              $       0.57      $       1.42      $       0.39      $       0.83      $       1.32

Cash distributions
   paid per BAC         $       7.82      $       6.11      $       0.20      $       0.30      $       0.20

Total assets            $105,777,298      $145,738,182      $171,967,228      $171,924,760      $168,009,262

         The above selected financial data for the years 1994 through 1998 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1.3 million. Such cash and cash equivalents are expected to be utilized for general working capital requirements and for capital needs at the Venture's Properties including, to the extent that scheduled lease expirations occur, shortfalls associated with such lease expirations on the Properties until such time as such leases can be replaced, possible costs to be incurred to increase tenancy at Northland Mall, and, to the extent required, to increase tenancy at the other Properties. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and short-term investments. Amounts which the Managing General Partner determines are not needed for general working capital requirements will be available for distribution.

         The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General Partner's determination as to their adequacy.

         The Partnership owns an 80% interest in the Venture. At December 31, 1998, the Venture owned three real properties, an undivided interest in Northland Center as a tenant in common with

Equitable and one Mortgage Loan on a real property. Two of the Properties, Richland Mall and 16/18 Sentry Park West, were purchased at an aggregate cost of approximately $39.6 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage
Note immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest. The estimated fair market value of the Venture's undivided interest in the Zero Note immediately preceding the transfer was approximately $15.6 million. Brookdale Center was sold by the Venture in November 1997. At December 31, 1998 the Venture also had approximately $10.7 million in cash and cash equivalents of which $2.4 million was distributed to the Partnership in February 1999 for distribution to BAC holders. For 1998, 1997 and 1996, the Partnership received distributions from the Venture totaling approximately $43.1 million, $34.5 million and $2.4 million, respectively.

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

         The Partnership continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, the Partnership considers capital and investment market conditions for real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties. While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the three remaining properties in advance of the foregoing date. However, there is no guaranty that the three remaining properties will be sold in advance of December 31, 2002.

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

         Management established an enhancement, stabilization and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $1.1 million was incurred in 1998 and the remaining balance is expected to be expended through 1999. As of December 31, 1998, approximately $4.1 million of these costs have been expended.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement which has been completed for the budgeted work. Approximately 36,642 square feet of occupied space still contains asbestos, but removal of this asbestos was not contemplated in this budget and will not occur until this space is vacated. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The cosmetic upgrades have given the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.0 million are expected to be expended over the next few years to lease the currently vacant space.

         At Northland Center, the Venture and Equitable now have control of the Montgomery Ward building and have been attempting to fill this vacancy. In the event that a replacement tenant is found for this space, a significant amount of capital may be required to retenant the space. In 1998, the Venture spent $178,000 on common area upgrades and maintenance, and approximately $275,000 on leasing costs. In 1999, anticipated capital costs include $1,195,000 for HVAC/central plant, $115,000 for parking lots and sidewalk repairs and $102,000 for furniture, fixtures and equipment.

         Cash provided by operating activities increased approximately $1.3 million, or 17.6%, from $7.5 million in 1997 to $8.8 million in 1998. This increase is due to (i) a decrease of approximately $3.2 million in cash paid for operating activities and (ii) a decrease of approximately $3.1 million in cash distributions to minority interest, offset by a decrease of approximately $4.3 million in tenant rentals received and a decrease of approximately $747,000 in interest received. The decrease in cash paid for operating activities and tenant rentals received is primarily due to the sale of Brookdale Center and the Chicago Industrial properties in late 1997. The decrease in interest received is due to lower cash balances held by the Venture during 1998 as compared to 1997.

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

            Period Ended                         Date Paid                 Distribution per BAC
            ------------                         ---------                 --------------------

          December 31, 1990                  February 28, 1991                    $0.25
            June 30, 1991                     August 31, 1991                     $0.50
          December 31, 1991                  February 28, 1992                    $0.50
            June 30, 1992                     August 31, 1992                     $0.662(1)
          December 31, 1992                  February 28, 1993                    $0.40
            June 30, 1993                           --                            $0.00
          December 31, 1993                  February 28, 1994                    $0.10(2)
            June 30, 1994                     August 31, 1994                     $0.10(2)
          December 31, 1994                  February 28, 1995                    $0.15(2)
            June 30, 1995                     August 31, 1995                     $0.15(2)
          December 31, 1995                  February 29, 1996                    $0.10(2)
            June 30, 1996                     August 29, 1996                     $0.10(2)
          December 31, 1996                  February 28, 1997                    $0.15(2)
            June 30, 1997                     August 29, 1997                     $2.70(3)
          November 30, 1997                  December 23, 1997                    $3.26(4)
          December 31, 1997                  February 27, 1998                    $2.75(5)
            June 30, 1998                     August 31, 1998                     $0.25
          November 30, 1998                  December 21, 1998                    $4.82(6)
          December 31, 1998                  February 26, 1999                    $0.45(7)
            January 31, 1999                  February 26, 1999                   $1.61(8)
            February 26, 1999                 March 12, 1999                      $1.11(9)

----------------
(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab at 1850 Westfork Drive.
(2) All of the distributions made from 1995 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the second Merritt Seven Joint Venture and early lease termination payments.
(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of 1200 Whipple Road and 1345 Doolittle Drive.
(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive.
(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.
(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.

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

         During 1996, 1997 and 1998, the Venture received approximately $179,000, $133,000 and $13,000, respectively, for early lease termination payments, of which the Partnership's share was approximately $143,000, 133,000 and $13,000, respectively. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998. See
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon payments of the Mortgage Loan and maturity schedule, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

         The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1998, the cumulative 9.75% simple annual return was $109,072,988. As of December 31, 1998, cumulative distributions by the Partnership to the BAC Holders totaled $91,897,206, or $16.94 per BAC, of which $27,663,548 is attributable to income from operations and $64,233,658 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $11,173,904 and $6,020,890 in capital proceeds was distributed to the BAC Holders in February and March, 1999, respectively.

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

         Total real estate investments decreased approximately $27.5 million, or 23.8%, from $115.3 million in 1997 to $87.8 million in 1998. This decrease is due to (i) the sale of 1200 Whipple Road, 1345 Doolittle Drive and 1850 Westfork properties in late 1998 with a combined net book value of $19.8 million and (ii) valuation losses of $9.6 million which were recorded on the Richland Mall and 300 Delaware properties during 1998.

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

         Other assets decreased approximately $12.5 million, or 40.9%, from $30.5 million in 1997 to $18.0 million in 1998 due primarily to a decrease in cash and cash equivalents. Cash and cash equivalents decreased approximately $9.3 million as a result of the Partnership making a cash distribution of $14.9 million in February 1998, partially offset by approximately $2.5 million in net proceeds received in December, 1998 from the sale of the 1850 Westfork property.

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

         Total liabilities decreased approximately $13.8 million, or 70.3%, from $19.6 million in 1997 to $5.8 million in 1998. The decrease is due primarily due to $14.9 million in distributions declared in 1997 compared to $2.4 million in distributions declared in 1998.

         Total liabilities increased approximately $14.3 million, or 268.5%, from $5.3 million in 1996 to $19.6 million in 1997. This increase is due primarily to the distribution declared as of December 31, 1997, which was approximately $14.1 million greater than the distribution declared as of December 31, 1996.

Results of Operations

         Rental income decreased approximately $4.5 million, or 18.3 %, from $24.5 million in 1997 to $20 million in 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during late 1997. Rental income for Brookdale Center and the Chicago industrial properties for 1997 was approximately $5.9 million, offset by an increase in rental income at 300 Delaware, Richland Mall and Northland Mall of approximately $700,000, $300,000 and $500,000, respectively. Rental income increased approximately $3.8 million, or 18.1%, from $20.7 million in 1996 to $24.5 million in 1997. This increase is due primarily to an increase in rental income from Brookdale Center of approximately $6.5 million, of which the Venture's portion was approximately $4.7 million. This increase is partially offset by a decrease in rental income during 1997 at Northland Mall of approximately $1.1 million, of which the Venture's portion is approximately $806,000, and a decrease in rental income during 1997 at Richland Mall of approximately $558,000.

         Lease termination rental income decreased approximately $120,000, or 90.5%, from $133,000 in 1997 to $13,000 in 1998. The decrease is due to approximately $13,000 of lease termination income recognized during 1998 at 300 Delaware compared to approximately $133,000 of lease termination income recognized during 1997 at Richland Mall. Lease termination rental income decreased approximately $46,000, or 25.8%, from $179,000 in 1996 to $133,000 in 1997. This decrease is due to approximately $133,000 of lease termination rental income recognized during 1997 at Richland Mall compared to approximately $179,000 of lease termination rental income recognized during 1996 at Northland Mall and 16/18 Sentry Park West.

         Interest on loans receivable did not change from 1997 to 1998. Interest on loans receivable decreased approximately $3.5 million, or 85.0%, from $4.1 million in 1996 to $615,000 in 1997 due to the reclassification of Brookdale Center from a Zero Coupon Mortgage Note Receivable to a rental property in December 1996.

         Operating expenses decreased approximately $4.2 million, or 24.1%, from $17.6 million in 1997 to $13.3 million in 1998. This decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during late 1997. Operating expenses for Brookdale Center and the Chicago Industrial properties totaled $3.4 million during 1997. There was an additional decrease in depreciation and amortization expense of $1.0 million due to the reclassification of properties held for sale during 1998, on which the recognition of depreciation expense was suspended. Operating expenses increased approximately $ 2.4 million, or 15.8%, from $15.2 million in 1996 to $17.6 million in 1997. This increase is due primarily to the reclassification of Brookdale Center from a zero coupon mortgage note receivable to a rental property in December 1996, as well as an increase in real estate operating expenses at Brookdale Center of approximately $4.0 million, of which the Venture's portion was approximately $2.9 million. This increase is partially offset by a decrease in real estate operating expenses of approximately $814,000 at Northland Mall, of which the Venture's portion is approximately $583,000. This decrease at Northland Mall is primarily due to a decrease in utility and HVAC expense associated with a new contract with the local electric company, the initiation of an energy conservation program and additional HVAC repairs and maintenance expense incurred in 1996 and the successful tax appeal lowering the property's real estate taxes.

         Total other income (expense), net decreased approximately $5.7 million, or 196.5%, from income of $2.9 million in 1997 to expense of $2.8 million in 1998. This decrease is due to the $8.5 million gain on sale in 1998 relating to the sales of 1200 Whipple Road and 1345 Doolittle Drive, compared to the $3.3 million gain in 1997 relating to the sale of Brookdale Center and the Chicago Industrial properties. The gain is offset by the $10.2 million loss on write-down of real estate assets relating to the write-downs of 300 Delaware, Richland Mall and 1850 Westfork of $4.4 million, $5.2 million and $650,000, respectively, compared to no write-downs recorded during 1997. Total other income (expense), net increased approximately $9.5 million, or 144.0%, from expense of $6.6 million in 1996 to income of $2.9 million in 1997. This increase is primarily due to the $3.3 million gain recorded by the Venture on the sale of Brookdale Center and the Chicago Industrial properties during 1997 and the loss on write down of zero coupon mortgage of $6.2 million in 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 1998, the Partnership had no material exposure to market risk.


Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

\


         The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch and Lend Lease, for all their computing needs. Additional Y2K exposures of the Partnership and the Venture continue to be assessed. Potential critical exposures include reliance on third-party vendors and building systems that are not Y2K compliant. The Venture has begun to communicate with our third party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

         Each property owned by the Venture is being assessed in an effort to identify critical Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and we expect the majority of critical property assessments to be completed and remediation efforts to be underway by the end of the second quarter of 1999.

         The Partnership and the Venture have incurred costs to date relating to Y2K of approximately $13,000. These costs were not material and therefore not accrued as of December 31, 1998. Total property assessment costs to the Venture are expected to be approximately $55,000. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

         The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Venture, a delay or temporary suspension of certain building services or delays in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans will be developed once critical Y2K exposures have been assessed.

         Building contingency plans will be developed on a property by property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets, December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the years ended
                           December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996.

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

Managing General Partner

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate, which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth., Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable, and the properties that Equitable Real Estate has historically provided to the Managing General Partner. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

         The names and titles of the directors and officers of the Managing General Partner as of ___________, 1999 are as follows: [UPDATE]

Name                                         Age       Office
----                                         ---       ------

Peter D. Noris.......................        44        Director
Anthony C. Pasquale..................        52        Director
John H. Kirst........................        38        President, Chief Executive Officer
                                                       and Director
Patricia C. Snedeker.................        43        Vice President, Controller and Treasurer
J. Mark Hillis.......................        35        Vice President
Michael L. Jacobson..................        45        Vice President
Bruce Polifka .......................        41        Vice President
Thomas A. McKean.....................        37        Secretary

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

         John H. Kirst has been Senior Vice President of Equitable since September 1997. In this position he oversees the investment strategy and management of Equitable's $8 billion real estate and mortgage portfolio. Mr. Kirst joined Equitable in 1997. Prior thereto, he was Managing Director of Landauer Associates, Inc. from 1996 through August 1997 and Managing Director of Sutton Advisors throughout 1995, in both capacities, providing advisory and transaction counseling services to institutional investors. Mr. Kirst was previously affiliated with NLI Properties, Inc., the U.S. real estate subsidiary of Nippon Life Insurance Company, where as Vice President and Director of Asset Management from 1992 through 1994, he managed a $2.5 billion portfolio of office, retail and hotel investments. Mr. Kirst worked for ten years at IBM where he was responsible for joint venture development projects across the country and for overseeing the planning, leasing, design and construction of IBM facilities.

         Patricia C. Snedeker has been Vice President, Controller and Treasurer of the Managing General Partner since January 1995 and Chief Financial Officer from June 1994 to June 1997. Mrs. Snedeker is also a Senior Vice President of Lend Lease responsible for overseeing the Investor Reporting Department which handles the accounting and financial reporting for all of the organization's real estate portfolios. Mrs. Snedeker has been with Lend Lease since October 1982.

         J. Mark Hillis has been Vice President of the Managing General Partner since 1997. Mr. Hillis is a Vice President of Lend Lease , in the disposition group, where he is responsible for dispositions of client assets including the Partnership's assets. Previously he was assistant portfolio manager for several limited partnerships including the partnership. Mr. Hillis joined in August 1994 as Director of Appraisal, where he was responsible for preparing annual valuations of properties owned by Equitable. Before he joined , he was employed by Price Waterhouse in their Real Estate Valuation Group since 1991, where he was responsible for audit valuation compliance, general real estate appraisal and due diligence services.

         Bruce Polifka has been Vice President of the Managing General Partner since 1998. Mr. Polifka is a Vice President of Lend Lease, where he is currently employed in several capacities. He is an assistant portfolio manager, as well as the chief appraiser responsible for overseeing the valuation of Equitable's General Account portfolio. Mr. Polifka joined Lend Lease in the Dallas region in 1993 where he performed various functions including asset management, appraisal and acquisitions. Prior to joining Lend Lease Mr. Polifka had 10 years of diverse real estate experience including appraisal, leasing and real estate development.

         Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Lend Lease in 1976 in the accounting area and has held various management positions.

         Thomas A. McKean became Secretary of the Managing General Partner in early 1998. He has been a Vice President and Secretary of Lend Lease since January 1, 1999 and a member of the legal department at Lend Lease since January, 1993.

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

         The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 31, 1999 are as follows:

Name                                        Age             Office
----                                        ---             ------

Allen N. Jones.......................        57             Chairman, Chief Executive Officer
                                                            and Director
James V. Caruso......................        47             Executive Vice President and Director
Rosalie Y. Goldberg..................        61             President, Chief Operating Officer and
                                                            Director
Michael E. Lurie.....................        55             Vice President and Director
Steven N. Baumgarten.................        43             Vice President and Director
Michael A. Gabriel...................        42             Vice President and Treasurer

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

         James V. Caruso has been Executive Vice President and Director of the Associate General Partner since December, 1998. Mr. Caruso joined Merrill Lynch in 1975 and is a Director in its Investment Banking Group ("IBK"). Since September 1992, he has been responsible for managing the IBK Finance Department and the Controller's area of the Partnership Analysis & Finance Group. Mr. Caruso also serves as the Chief Financial Officer for certain Merrill Lynch limited partnerships for which Merrill Lynch affiliates serve as general partner.

         Steven N. Baumgarten has been a Vice President and Director of the Associate General Partner since December 1998. Mr. Baumgarten first joined Merrill Lynch in 1986 and is a Vice President in its Private Client Group. Prior to 1998, Mr. Baumgarten worked in Merrill Lynch's Partnership Management department where he was involved with the ongoing management of various project-related limited partnerships for which Merrill Lynch affiliates act as general partner.

         Rosalie Y. Goldberg has been President and Chief Operating Officer since December 1998, was Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Ms. Goldberg joined Merrill Lynch in 1975 and is a Director in its Private Client Group. Since February 1995, she has served as Manager of the Special Investments Group. Ms. Goldberg is also a Director of certain other Merrill Lynch affiliates which serve as general partners to certain Merrill Lynch limited partnerships.

         Michael E. Lurie has been Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Mr. Lurie joined Merrill Lynch in 1970 and is a First Vice President of its Corporate Credit Department and the Director of the Asset Recovery Management Group. Prior to his present position, Mr. Lurie has held several senior positions at Merrill Lynch.

         Michael A. Gabriel has been a Vice President and Treasurer of the Associate General Partner since December 1998. Mr. Gabriel first joined Merrill Lynch in 1985 and has been a Tax Specialist in Merrill Lynch's Partnership Analysis and Finance Group at MLPF&S since June 1998 where he also serves as Treasurer of certain Merill Lynch limited partnerships for which Merill Lynch affiliates act as general partner.

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

         The General Partner and their affiliates may be paid certain fees and commissions and reimbursed for certain out-of-pocket expenses. Information concerning such fees, commissions and reimbursements is set forth under "Compensation and Fees" in the Prospectus and Note 8 to notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS, which is incorporated herein by reference.

         All of the directors and officers of the Managing General Partner are employees of Equitable or Lend Lease and are not separately compensated for services provided to the Managing General Partner or, on behalf of the Managing General Partner, to the Partnership. All of the directors and officers of the general partner of the Associate General Partner are employees of Merrill Lynch or its subsidiaries and are not separately compensated for services provided to the Associate General Partner or, on behalf of the Associate General Partner, to the Partnership.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. As of February 28, 1999, MLPF&S was the record owner of approximately 69% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

         There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.  The following financial statements are filed with this report on the pages indicated:

                                                                                                      Page
                                                                                                      ----

Independent Auditors' Report.......................................................................    1

Consolidated Balance Sheets, December 31, 1998 and 1997............................................    2

Consolidated Statements of Operations for the years
   ended December 31, 1998, 1997 and 1996..........................................................    3

Consolidated Statements of Partners' Capital for the
   years ended December 31, 1998, 1997 and 1996....................................................    4

Consolidated  Statements of Cash Flows for the years
   ended December 31, 1998, 1997 and 1996..........................................................    5

Notes to Consolidated Financial Statements.........................................................    6


         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                                                      Page
                                                                                                      ----

Consolidated Supplemental Schedules:

Real Estate and Accumulated Depreciation as of December 31, 1998 and for the
   years ended December 31, 1998, 1997 and 1996
   (Schedule III)..................................................................................   18

Mortgage Loans on Real Estate as of
   December 31, 1998 and for the years
   ended December 31, 1998, 1997 and
   1996 (Schedule IV)..............................................................................   19

             All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

         3.  Exhibits
                 See Item 14(c) below.

(b) The Partnership filed a Current Report on Form 8-K on December 8, 1998, pursuant to which the sale of two of the Properties, 1200 Whipple Road and 1345 Doolittle Drive, were reported. The following Financial Statements were filed with the Current Report on Form 8-K: (i) Pro Forma condensed consolidated balance sheet dated September 30, 1998 (unaudited); and (ii) Pro Forma consolidated statement of operations for the nine months ended September 30, 1998 (unaudited) and the year ended December 31, 1997 (unaudited).

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

         10. Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and Weingarten Properties, Inc. dated November 19, 1998, as amended.

                  (b) Purchase and Sale Agreement between EML Associates and SPP Real Estate (USA), Inc. dated September 28, 1998 (incorporated by reference to Exhibit 10(a) to 10-K for the quarterly period ended September 30,
                           1998).

                  (c) Purchase and Sale Agreement between EML Associates and Glenn E. Wyatt, Jr. dated _____, 1998 (incorporated by reference to Exhibit 10(b) to 10-Q for the quarterly period ended September 30, 1998).

                  (d) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1997 10-K).

                  (e) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to Exhibit 10(b) to the 1997 10-K).

                  (f) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (g) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (h) Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                  (i) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (j) Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to
                           Exhibit 10(e) to the 1987 10-K).

                  (k) Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (l) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (m) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (n) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (o) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997, AND FOR THE
                                  YEARS ENDED
                       DECEMBER 31, 1998, 1997, AND 1996,

                      CONSOLIDATED SUPPLEMENTAL SCHEDULES
                AS OF DECEMBER 31, 1998 AND FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1997, AND 1996,
                        AND INDEPENDENT AUDITORS' REPORT

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................    1
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998
  AND 1997 AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997,
  AND 1996:
  Balance Sheets............................................    2
  Statements of Operations..................................    3
  Statements of Partners' Capital...........................    4
  Statements of Cash Flows..................................    5
  Notes to Consolidated Financial Statements................    6
CONSOLIDATED SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1998
  AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   18
  Schedule IV -- Mortgage Loans on Real Estate..............   19

                          INDEPENDENT AUDITORS' REPORT

ML/EQ REAL ESTATE PORTFOLIO, L.P.:

     We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the table of contents as consolidated supplemental schedules. These financial statements and supplemental schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ML/EQ Real Estate Portfolio, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such consolidated supplemental schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

February 19, 1999

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note
     3).....................................................  $ 39,873,242   $109,281,710
  Rental properties, held for sale (Note 4).................    41,915,300
  Mortgage loan receivable (Note 6).........................     6,000,000      6,000,000
                                                              ------------   ------------
          Total real estate investments.....................    87,788,542    115,281,710
OTHER ASSETS:
  Cash and cash equivalents.................................    11,939,314     21,256,903
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $598,018 in 1998 and
     $759,545 in 1997.......................................     2,892,290      3,364,216
  Deferred rent concessions.................................       809,836      2,159,595
  Guaranty fee, net of accumulated amortization of
     $2,669,713 in 1998 and $2,401,462 in 1997 (Notes 7 and
     8).....................................................     1,073,002      1,341,253
  Deferred leasing costs, net of accumulated amortization of
     $137,636 in 1998 and $781,403 in 1997..................       302,184      1,399,382
  Prepaid expenses and other assets.........................       875,369        807,596
  Interest receivable.......................................        96,112        116,937
  Due from affiliates.......................................           649         10,590
                                                              ------------   ------------
          Total other assets................................    17,988,756     30,456,472
                                                              ------------   ------------
                                                              $105,777,298   $145,738,182
                                                              ============   ============
                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,758,841   $  1,817,435
  Accrued capital expenditures..............................       788,395      1,566,226
  Distributions declared....................................     2,440,901     14,916,619
  Due to affiliates (Notes 7 and 8).........................       480,453        629,533
  Security deposits and unearned rent.......................       343,922        683,546
                                                              ------------   ------------
          Total liabilities.................................     5,812,512     19,613,359
MINORITY INTEREST IN THE VENTURE............................    32,023,757     31,508,850
COMMITMENTS AND CONTINGENCIES
  (Notes 7 and 12)
PARTNERS' CAPITAL:
  General partners..........................................     2,713,299      2,549,957
  Initial limited partner...................................         6,507          6,427
  Limited partners (5,424,225 BACs issued and
     outstanding)...........................................    65,221,223     92,059,589
                                                              ------------   ------------
          Total partners' capital...........................    67,941,029     94,615,973
                                                              ------------   ------------
                                                              $105,777,298   $145,738,182
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             1998          1997          1996
                                                          -----------   -----------   -----------
REVENUE:
  Rental income (Note 10)...............................  $19,974,688   $24,458,345   $20,702,439
  Lease termination income (Note 10)....................       12,501       132,840       179,149
  Interest on loans receivable (Notes 5 & 6)............      615,000       615,000     4,101,334
                                                          -----------   -----------   -----------
          Total revenue.................................   20,602,189    25,206,185    24,982,922
OPERATING EXPENSES:
  Real estate operating expenses........................    8,125,398     9,664,185     8,289,903
  Depreciation and amortization.........................    2,907,869     4,282,026     4,046,483
  Real estate taxes.....................................    1,867,477     3,076,092     2,365,348
  Property management fees (Note 8).....................      434,224       554,471       477,385
                                                          -----------   -----------   -----------
          Total operating expenses......................   13,334,968    17,576,774    15,179,119
                                                          -----------   -----------   -----------
INCOME FROM PROPERTY OPERATIONS.........................    7,267,221     7,629,411     9,803,803
OTHER INCOME (EXPENSE):
  Gain on sale of real estate (Note 3)..................    8,501,691     3,288,138
  Loss on write-down of zero coupon mortgage (Note 5)...                               (6,211,644)
  Loss on write-down of real estate assets (Note 4).....  (10,243,677)
  Interest and other nonoperating income................      605,329     1,369,424     1,221,906
  Asset management fees (Note 8)........................     (611,923)     (747,302)     (686,658)
  Amortization of guarantee fee (Note 8)................     (268,251)     (268,251)     (268,251)
  General and administrative, including $364,034 in
     1998, $513,696 in 1997, and $521,815 in 1996 to
     affiliates (Note 8)................................     (797,052)     (725,258)     (685,524)
                                                          -----------   -----------   -----------
          Total other income (expense) -- net...........   (2,813,883)    2,916,751    (6,630,171)
                                                          -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST.........................    4,453,338    10,546,162     3,173,632
MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED VENTURE..................................   (1,186,498)   (2,434,011)     (947,766)
                                                          -----------   -----------   -----------
NET INCOME..............................................  $ 3,266,840   $ 8,112,151   $ 2,225,866
                                                          ===========   ===========   ===========
ALLOCATION OF NET INCOME:
  General partners......................................  $   163,342   $   405,608   $   111,293
  Initial limited partner...............................          143           355            97
  Limited partners......................................    3,103,355     7,706,188     2,114,476
                                                          -----------   -----------   -----------
                                                          $ 3,266,840   $ 8,112,151   $ 2,225,866
                                                          ===========   ===========   ===========
NET INCOME PER BENEFICIAL ASSIGNEE
  CERTIFICATE...........................................  $      0.57   $      1.42   $      0.39
                                                          ===========   ===========   ===========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE
  CERTIFICATES OUTSTANDING..............................    5,424,225     5,424,225     5,424,225
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
BALANCE -- December 31, 1995...................   2,033,056    6,650     130,839,982    132,879,688
  Net income...................................     111,293       97       2,114,476      2,225,866
  Cash distributions...........................                             (542,423)      (542,423)
  Distributions declared.......................                             (813,634)      (813,634)
                                                 ----------   ------    ------------   ------------
BALANCE -- December 31, 1996...................   2,144,349    6,747     131,598,401    133,749,497
  Net income...................................     405,608      355       7,706,188      8,112,151
  Cash distributions...........................                 (675)    (32,328,381)   (32,329,056)
  Distributions declared.......................                          (14,916,619)   (14,916,619)
                                                 ----------   ------    ------------   ------------
BALANCE -- December 31, 1997...................   2,549,957    6,427      92,059,589     94,615,973
  Net income...................................     163,342      143       3,103,355      3,266,840
  Cash distributions...........................                  (63)    (27,500,820)   (27,500,883)
  Distributions declared.......................                           (2,440,901)    (2,440,901)
                                                 ----------   ------    ------------   ------------
BALANCE -- December 31, 1998...................  $2,713,299   $6,507    $ 65,221,223   $ 67,941,029
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Tenant rentals received...................................  $20,321,183   $24,621,341   $20,891,345
  Interest received.........................................    1,241,154     1,987,680     5,353,277
                                                              -----------   -----------   -----------
        Cash received from operations.......................   21,562,337    26,609,021    26,244,622
  Cash paid for operating activities........................  (12,101,580)  (15,312,228)  (12,938,809)
  Cash distributions to minority interest...................     (671,591)   (3,820,000)     (600,000)
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........    8,789,166     7,476,793    12,705,813
INVESTING ACTIVITIES:
  Net proceeds from sales of real estate properties.........   28,587,487    25,383,260
  Purchases and additions to rental properties..............   (3,966,097)   (5,157,525)   (5,350,466)
  Expenditures for deferred leasing costs...................     (310,643)     (613,395)     (698,540)
                                                              -----------   -----------   -----------
        Net cash provided by (used in) investing
          activities........................................   24,310,747    19,612,340    (6,049,006)
FINANCING ACTIVITIES -- Cash distributions to limited
  partners..................................................  (42,417,502)  (33,142,690)   (1,084,846)
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (9,317,589)   (6,053,557)    5,571,961
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................   21,256,903    27,310,460    21,738,499
                                                              -----------   -----------   -----------
  End of year...............................................  $11,939,314   $21,256,903   $27,310,460
                                                              ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net income................................................  $ 3,266,840   $ 8,112,151   $ 2,225,866
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization...........................    3,176,120     4,550,277     4,314,734
    Minority interest in Venture operations.................    1,186,498     2,434,011       947,766
    Cash distributions to minority interest.................     (671,591)   (3,820,000)     (600,000)
    Loss on write-down of zero coupon mortgage..............                                6,211,644
    Loss on write-down of real estate assets................   10,243,677
    Gain on sale of real estate.............................   (8,501,691)   (3,288,138)
    Changes in assets (increase) decrease:
      Accounts receivable and accrued investment income.....      471,926        28,043       129,517
      Interest receivable...................................       20,825         3,258        30,038
      Deferred rent concessions.............................      201,692      (155,855)     (147,644)
      Due from affiliates...................................        9,941        (5,330)        3,773
      Prepaid expenses and other assets.....................      (67,773)     (123,676)      (31,760)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued real estate expenses.....      (58,594)     (437,242)     (404,597)
      Due to affiliates.....................................     (149,080)       21,326        (1,408)
      Security deposits and unearned rent...................     (339,624)      157,968        27,884
                                                              -----------   -----------   -----------
        Total adjustments...................................    5,522,326      (635,358)   10,479,947
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........  $ 8,789,166   $ 7,476,793   $12,705,813
                                                              ===========   ===========   ===========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:

     The Venture accrued $788,395 and $1,566,226 in capital expenditures that were not paid before December 31, 1998 and 1997, respectively.

     The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale Center being conveyed to the Venture and Equitable on December 16, 1996.

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1998 AND 1997, AND FOR THE
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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
                                                             ============

     The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("ERE"), which was a wholly-owned subsidiary of Equitable. On June 10, 1997, Equitable sold ERE to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, the Venture and the properties that ERE has historically provided to the Managing General Partner. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE had no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

     Allocation of Partnership Income -- Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Since 1990, partnership net income has been allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provisions in the limited partnership agreement for the allocation of distributable cash (see Note 9).

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

     Rental Properties Held for Sale -- Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

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

     Zero Coupon Mortgage Note Receivable -- The Venture measured impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declined below the recorded investment in the loans, impairment was recognized through the creation of a valuation allowance. The Venture recorded interest received on the cash method (see Note
5).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Mortgage Loan Receivable -- The mortgage loan receivable is stated at cost (see Note 6).

     Offering Costs -- Offering costs, including the acquisition/syndication fee payable to the general partners and other offering and issuance costs of the BACs totaling $11,037,537, were charged against the limited partners' capital in accordance with the provisions of the Partnership Agreement, following the investor closings in 1988.

     Guaranty Fees -- Guaranty fees are being recognized as expense over the estimated life of the Partnership through a combination of the amortization of the nonrecurring portion of the fees incurred during the first three years of the Partnership and the expense of the recurring portion of the fees as incurred (Note 8).

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

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1998 presentation.

3.  RENTAL PROPERTIES

     As of December 31, 1998, the Partnership's rental properties consisted of the following:

                                                                   RENTABLE
                                                                  SQUARE FEET   PERCENTAGE
                                                                  (UNAUDITED)     LEASED
                                                                  -----------   ----------
OFFICE
  16/18 Sentry Park West*        Montgomery County, Pennsylvania    186,140         99%
  300 Delaware*                  Wilmington, Delaware               314,413         72%
RETAIL
  Richland Mall*                 Richland Township, Pennsylvania    185,794         86%
  Northland Center               Southfield, Michigan               586,573         50%

---------------

* See Note 4, Rental properties held for sale

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     The costs related to Northland Center are summarized below:

                                                                1998           1997
                                                             -----------   ------------
Land.......................................................  $ 7,424,476   $ 22,768,048
Buildings and Improvements.................................   38,035,394    104,898,591
                                                             -----------   ------------
          Total............................................   45,459,870    127,666,639
Accumulated depreciation...................................   (5,586,628)   (18,384,929)
                                                             -----------   ------------
          Net rental properties............................  $39,873,242   $109,281,710
                                                             ===========   ============
Office.....................................................                $ 42,464,446
Retail.....................................................  $45,459,870     61,397,477
Industrial.................................................                  23,804,716
                                                             -----------   ------------
          Total............................................  $45,459,870    127,666,639
Accumulated depreciation...................................   (5,586,628)   (18,384,929)
                                                             -----------   ------------
  Net rental properties....................................  $39,873,242   $109,281,710
                                                             ===========   ============

     During 1998, the Venture consummated the sale of 1200 Whipple Road, 1345 Doolittle Drive, and 1850 Westfork Drive. Information related to these transactions is as follows:

                                                                                   GAIN (LOSS)
PROPERTY                               SALES PRICE   COST TO SELL   NET PROCEEDS     ON SALE
--------                               -----------   ------------   ------------   -----------
1200 Whipple Road and 1345 Doolittle
  Drive..............................  $26,512,375     $413,288     $26,099,087    $8,543,703
1850 Westfork Drive..................    2,600,000      111,600       2,488,400       (19,785)
Other selling costs..................                    22,227                       (22,227)
                                       -----------     --------     -----------    ----------
                                       $29,112,375     $547,115     $28,587,487    $8,501,691
                                       ===========     ========     ===========    ==========

     During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.

PROPERTY                               SALES PRICE   COST TO SELL   NET PROCEEDS   GAIN ON SALE
--------                               -----------   ------------   ------------   ------------
Brookdale Center.....................  $17,793,352     $ 59,092     $17,734,260     $1,918,951
Chicago Industrials..................    7,860,000      211,000       7,649,000      1,369,187
                                       -----------     --------     -----------     ----------
                                       $25,653,352     $270,092     $25,383,260     $3,288,138
                                       ===========     ========     ===========     ==========

4.  RENTAL PROPERTIES HELD FOR SALE

     At December 31, 1998, Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties are classified as held for sale. The carrying values of Richland Mall and 300 Delaware were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $5,155,515 and $4,438,162, respectively, recorded during 1998.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     Rental properties held for sale consist of the following at December 31,
1998

Office......................................................  $10,235,545
Retail......................................................    8,736,450
Industrial..................................................   22,943,305
                                                              -----------
          Total.............................................  $41,915,300
                                                              ===========

5.  ZERO COUPON MORTGAGE NOTES RECEIVABLE

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     On June 20, 1996, Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. As further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

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

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note, and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. In connection with the December 1996 transfer the Venture recognized a loss of $6,211,644 to record Brookdale Center at its fair market value. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000, of which the Venture's portion was approximately $17,793,000.

  Northland Center

     Until July 22, 1994, the Venture also held a 71.66% participation interest in a zero coupon mortgage note and the first mortgage on Northland Center which is located outside of Detroit, Michigan. The borrower was Midwest.

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

6.  MORTGAGE LOAN RECEIVABLE

     In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan bearing interest at 10.25% per annum. The loan was collateralized by an apartment complex in Weston, Massachusetts. This note subsequently matured and was paid in full on February 1, 1999.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

7.  GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1998, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1998, would be limited to $142,918,111, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1998, the cumulative 9.75% simple annual return was $109,072,988. As of December 31, 1998, cumulative distributions by the Partnership to the BAC holders totaled $91,897,206, of which $27,663,548 is attributable to income from operations and $64,233,658 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $11,173,904 and $6,020,890 in sale or financing proceeds was subsequently to be distributed to BAC holders in February 1999 and March 1999, respectively. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

8.  COMPENSATION AND FEES

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

     Asset Management Fees:

          Venture Supervisory Fee -- The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1998, 1997, and 1996, the total expense for this fee was $602,323, $737,702, and $658,271, respectively.

          Mortgage Loan Servicing Fee -- The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1998, 1997, and 1996, the total expense for this fee was $9,600, $9,600, and $28,387, respectively.

     Partnership Administration Fee -- The Partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1998, 1997, and 1996, the total expense for this fee was $109,210, $154,109, and $156,389, respectively.

     Property Management Fees -- Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of Lend Lease. As discussed in Note 1, until June 10, 1997, ERE, the predecessor company to Lend Lease, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Compass and Retail earned approximately $292,713, $396,440, and $406,995 in property management fees for properties managed for the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). LaSalle continues to manage the properties.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $58,698 for the nine months ended September 30, 1998, and $276,314 and $123,611, for the years ended December 31, 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Retail for payroll incurred of $1,321,615, $1,785,133, and $1,678,348 in 1998, 1997, and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Retail of $0 for the nine months ended September 30, 1998, and $11,829 and $92,024, in 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Guaranty Fee -- The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. The total of the recurring portion of the guaranty fee which is included in general and administrative expense on the statement of operations was $254,824, $359,587, and $365,426, for the years ended December 31, 1998, 1997, and 1996, respectively. The amortization expense on the nonrecurring portion of the fee was $268,251 in each of the years ended December 1998, 1997, and 1996.

     Disposition Fee -- The disposition fee is payable to the Managing General Partner in the case of a sale of a property. Upon distribution of the proceeds of the sale to the limited partners, the fee is payable in the amount of 1.50% of the aggregate gross proceeds received by the Partnership. The Managing General Partner will not receive any portion of the disposition fee which, when combined with amounts paid to all other entities as real estate brokerage commissions in connection with the sale, exceeds 6% of the aggregate gross sale proceeds. Such amounts shall not be payable until such time as the BAC holders and limited partners as a class have received distributions of sale or financing proceeds in a cumulative amount equal to their capital contributions. The disposition fees related to all of the properties sold during 1998 and 1997 have been deferred, without interest, until such time as the required distributions to BAC holders and limited partners are met, and therefore, have not been accrued.

9.  PARTNERSHIP AGREEMENT

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

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

10.  LEASES

     Future minimum rentals to be received for the properties under noncancellable operating leases in effect as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1999........................................................  $10,073,695
2000........................................................    9,114,495
2001........................................................    7,629,408
2002........................................................    6,820,496
2003........................................................    5,469,914
Thereafter..................................................   18,477,055
                                                              -----------
          Total.............................................  $57,585,063
                                                              ===========

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $6,948,710, $9,172,055, and $7,686,606, for the years ended December 31, 1998, 1997, and
1996, respectively.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1998, 1997, and 1996 totaled $532,987, $621,290, and $615,400, respectively.

     Information with respect to significant individual leases is as follows:

        - Hudson's Department Store, J. C. Penney, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 294,507 square feet, and 117,000 square feet, respectively, are not included in the gross leasable area of the mall.

        - PNC Bank occupies approximately 32% (100,451 square feet) of The Bank of Delaware Building. The majority of the lease commitment expires in May 2005.

        - Bon-Ton and Redner's Market occupies approximately 45% and 29%, (84,405 and 54,471 square feet), respectively, of Richland Mall. The Bon-Ton and Redner's Market leases expire December 2006 and November 2017, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

11.  TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis:

                                                1998           1997            1996
                                             -----------    -----------    ------------
Financial net income.......................  $ 3,266,840    $ 8,112,151    $  2,225,866
Net book to tax difference from investment
  in joint venture.........................    9,937,073      1,899,092      (1,686,777)
                                             -----------    -----------    ------------
       Taxable net income..................  $13,203,913    $10,011,243    $    539,089
                                             ===========    ===========    ============
Capital balance, financial reporting.......  $67,941,028    $94,615,973    $133,749,497
Cumulative book to tax income differences
  from investment in joint venture.........   12,909,840      2,972,767       1,073,675
                                             -----------    -----------    ------------
       Net worth, tax basis................  $80,850,868    $97,588,740    $134,823,172
                                             ===========    ===========    ============

12.  LEGAL PROCEEDINGS

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

          The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement, and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

     predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership.

13.  SUBSEQUENT EVENT

     On January 27, 1999, the Venture consummated the sale of the Richland Mall property at a sales price of $9,010,000. The net sales proceeds received were $8,718,106, which resulted in a loss of $71,562.

14.  SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income before minority interest, identifiable assets and capital expenditures are as follows:

                                                                        MORTGAGE    CORPORATE/
                                  RETAIL       OFFICE     INDUSTRIAL     LOANS        OTHER         TOTAL
                                ----------   ----------   ----------   ----------   ----------   -----------
Revenues
  1998........................  12,459,404    5,421,059    2,106,726      615,000                 20,602,189
  1997........................  16,640,481    4,561,285    3,389,419      615,000                 25,206,185
  1996........................  13,312,356    4,269,324    3,299,908    4,101,334                 24,982,922
Depreciation and amortization
  1998........................   1,752,972      872,814      282,083                   268,251     3,176,120
  1997........................   2,060,390    1,504,364      717,272                   268,251     4,550,277
  1996........................   1,916,729    1,395,416      734,338                   268,251     4,314,734
Loss on write-down of assets
  1998........................   5,155,515    4,438,162      650,000                              10,243,677
  1997........................
  1996........................   6,211,644                                                         6,211,644
Income before minority
  interest
  1998........................  (1,604,845)  (2,550,793)   9,174,617      615,000   (1,180,641)    4,453,338
  1997........................   6,446,193      512,146    3,468,153      615,000     (495,330)   10,546,162
  1996........................   3,210,779      777,023    1,962,350   (2,188,738)    (587,782)    3,173,632
Identifiable assets
  1998........................  53,639,378   34,106,638       73,906    6,000,000   11,957,376   105,777,298
  1997........................  59,299,579   37,123,336   21,325,610    6,000,000   21,989,657   145,738,182
  1996........................  72,891,248   36,315,861   28,274,094    6,000,000   28,486,025   171,967,228
Capital expenditures
  1998........................     902,537    2,572,687       23,685                               3,498,909
  1997........................   4,014,796    2,106,168       95,386                               6,216,350
  1996........................   2,087,905    2,108,628      326,177                               4,522,710

     Mortgage loans transferred to the retail segment were transferred at the lower of cost or market value at such time that the venture gained control of the underlying asset.

                      CONSOLIDATED SUPPLEMENTAL SCHEDULES
                       (SEE INDEPENDENT AUDITORS' REPORT)

                                                                    SCHEDULE III

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

       CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
  AS OF DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND
                                      1996

                                                                                           GROSS COST AT WHICH
                                                                             COSTS        CARRIED AT END OF THE
                                              INITIAL COST TO COMPANY     CAPITALIZED              YEAR
                                              ------------------------   SUBSEQUENT TO   ------------------------
                                                           BUILDINGS      ACQUISITION                 BUILDINGS
                                                              AND        -------------                   AND
DESCRIPTION                                     LAND      IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                   ---------   ------------   -------------   ---------   ------------
Northland Center, Southfield, Michigan......  7,424,476    24,822,493     13,212,901     7,424,476    38,035,394
(continued below)

                                                           GROSS COST
                                                            AT WHICH
                                                            CARRIED
                                                             AT END
                                                          OF THE YEAR
                                                          ------------   ACCUMULATED      DATE OF        DATE
                                                             TOTAL       DEPRECIATION   CONSTRUCTION   ACQUIRED
                                                          ------------   ------------   ------------   --------
Northland Center, Southfield, Michigan..................    45,459,870    5,586,628         1954       7/22/94

RECONCILIATION OF BEGINNING AND ENDING BALANCES            1998           1997           1996
-----------------------------------------------        ------------   ------------   ------------
Rental Properties:
  Balance at beginning of year.......................  $127,666,639   $145,257,804   $126,396,402
  Properties reclassified to held for sale...........   (61,582,516)
     Cost of real estate sold........................   (23,812,519)   (23,154,113)
     Brookdale Center Acquisition....................                                  15,550,364
     Improvements....................................     3,188,266      5,562,948      3,311,038
                                                       ------------   ------------   ------------
  Balance at end of year.............................  $ 45,459,870   $127,666,639   $145,257,804
                                                       ============   ============   ============
Accumulated Depreciation:
  Balance at beginning of year.......................  $ 18,384,929   $ 15,898,604   $ 12,431,678
  Depreciation for year..............................     2,736,796      2,486,325      3,466,926
  Real estate sold...................................    (4,283,456)
  Properties reclassed held for sale.................   (11,251,641)
                                                       ------------   ------------   ------------
  Balance at end of year.............................  $  5,586,628   $ 18,384,929   $ 15,898,604
                                                       ============   ============   ============

                                                                     SCHEDULE IV

                      CONSOLIDATED SUPPLEMENTAL SCHEDULES
                       (SEE INDEPENDENT AUDITOR'S REPORT)

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                AS OF DECEMBER 31, 1998 AND FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1997, AND 1996

                                                                                  CARRYING         BALLOON
                                         FINAL        PERIODIC        FACE         AMOUNT          PAYMENT
                          INTEREST     MATURITY       PAYMENT      AMOUNT OF         OF               AT
DESCRIPTION                 RATE         DATE          TERMS       MORTGAGES     MORTGAGES         MATURITY
-----------               --------   -------------   ----------   ------------   ----------       ----------
First mortgage loan on
  apartment complex in
  Massachusetts.........   10.25%    February 1999      (d)       $  6,000,000   $6,000,000(a)(c) $6,000,000
                                                                  ============   ==========       ==========

                                         1998           1997          1996
                                     -------------   ----------   ------------
Balance at beginning of period....   $   6,000,000   $6,000,000   $ 27,498,199
Write-down of zero
  coupon mortgage.......                                (b)         (6,211,644)
Loans reclassified as rental
  properties......................                                 (15,286,555)
                                     -------------   ----------   ------------
Balance at end of year............   $   6,000,000   $6,000,000   $  6,000,000
                                     =============   ==========   ============

---------------

Notes:
(a) This loan is not subject to any delinquencies.
(b) On December 16, 1996, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation interest in the property multiplied by the estimated fair market value of the property.
(c) The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999. The note was subsequently paid in full on February 1, 1999.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                           ML/EQ REAL ESTATE PORTFOLIO, L.P.

                           By: EREIM MANAGERS CORP.

                           (Managing General Partner)


                           By: /s/ John H. Kirst
                               ------------------------------------------------
                               JOHN H. KIRST
                               President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


                           /s/John H. Kirst
                           ----------------------------------------------------
                           JOHN H. KIRST
                           President, Chief Executive Officer and Director
                           of EREIM Managers Corp. (principal executive officer)


                           /s/Patricia C. Snedeker
                           ----------------------------------------------------
                           PATRICIA C. SNEDEKER
                           Vice President, Controller and Treasurer
                           of EREIM Managers Corp. (principal financial officer)


                           /s/Peter D. Noris
                           ----------------------------------------------------
                           PETER D. NORIS
                           Director of EREIM Managers Corp.


                           /s/Anthony C. Pasquale
                           ----------------------------------------------------
                           ANTHONY C. PASQUALE
                           Director of EREIM Managers Corp.

                                  EXHIBIT INDEX

Exhibit

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

         10.      Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and Weingarten Properties, Inc. dated November 19, 1998, as amended.

                  (b) Purchase and Sale Agreement between EML Associates and SPP Real Estate (USA), Inc. dated September 28, 1998 (incorporated by reference to Exhibit 10(a) to 10-Q for the quarterly period ended September 30,
                           1998)

                  (c) Purchase and Sale Agreement between EML Associates and Glenn E. Wyatt, Jr. dated _________, 1998 (incorporated by reference to Exhibit 10(b) to 10-Q for the quarterly period ended September 30, 1998)

                  (d) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1997 10-K.

                  (e) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to Exhibit 10(b) to the 1997 10-K).

                  (f) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (g) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (h) Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                  (i) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (j) Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to
                           Exhibit 10(e) to the 1987 10-K).

                  (k) Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (l) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (m) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (n) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (o) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).


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