Form 10-Q
period 1999-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 1999-05-14
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               --------------    ------------

                         Commission file number 0-17684


                        ML/EQ Real Estate Portfolio, L.P.
       (Exact name of registrant as specified in its governing instrument)

              Delaware                                  58-1739523
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

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

       Item 1 - Financial statements:

                   Consolidated balance sheets at March 31, 1999 and
                     December 31, 1998
                   Consolidated statements of operations for the three
                    months ended March 31, 1999 and 1998
                   Consolidated statement of partners' capital for the three
                     months ended March 31, 1999
                   Consolidated statements of cash flows for the three months ended March 31, 1999 and 1998
                   Notes to consolidated financial statements

       Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


PART II - OTHER INFORMATION

       Items 1 through 6
       Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation of
    $5,967,788 in 1999 and $5,586,628 in 1998...............  $40,003,454   $ 39,873,242
  Rental properties, held for sale..........................   31,253,707     41,915,300
  Mortgage loan receivable..................................           --      6,000,000
                                                              -----------   ------------
         Total real estate investments......................   71,257,161     87,788,542
                                                              -----------   ------------
OTHER ASSETS:
  Cash and cash equivalents.................................   10,178,864     11,939,314
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $681,801 in 1999 and
    $598,018 in 1998........................................    2,688,471      2,892,290
  Deferred rent concessions.................................      933,979        809,836
  Guaranty fee, net of accumulated amortization of
    $2,736,775 in 1999 and $2,669,713 in 1998...............    1,005,939      1,073,002
  Deferred leasing costs, net of accumulated amortization of
    $150,582 in 1999 and $137,636 in 1998...................      325,419        302,184
  Prepaid expenses and other assets.........................      831,692        875,369
  Interest receivable.......................................       36,424         96,112
  Due from affiliates.......................................       10,574            649
                                                              -----------   ------------
         Total other assets.................................   16,011,362     17,988,756
                                                              -----------   ------------
TOTAL ASSETS................................................  $87,268,523   $105,777,298
                                                              ===========   ============

                           LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $ 2,023,356   $  1,758,841
  Accrued capital expenditures..............................      479,463        788,395
  Security deposits and unearned rent.......................      384,617        343,922
  Due to affiliates.........................................      154,585        480,453
  Distributions declared....................................           --      2,440,901
                                                              -----------   ------------
         Total liabilities..................................    3,042,021      5,812,512
                                                              -----------   ------------
MINORITY INTEREST IN THE VENTURE............................   31,877,173     32,023,757
                                                              -----------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL:
  General partners..........................................    2,671,409      2,713,299
  Initial limited partner...................................        6,470          6,507
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................   49,671,450     65,221,223
                                                              -----------   ------------
         Total partners' capital............................   52,349,329     67,941,029
                                                              -----------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $87,268,523   $105,777,298
                                                              ===========   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
REVENUE:
  Rental income.............................................  $ 4,587,277   $5,204,271
  Lease termination income..................................           --       12,500
  Interest on loans receivable..............................       51,250      153,750
                                                              -----------   ----------
          Total revenue.....................................    4,638,527    5,370,521
                                                              -----------   ----------
OPERATING EXPENSES:
  Real estate operating expenses............................    2,406,030    2,072,565
  Depreciation and amortization.............................      394,108    1,058,728
  Real estate taxes.........................................      452,444      575,175
  Property management fees..................................       96,199      107,690
                                                              -----------   ----------
          Total operating expenses..........................    3,348,781    3,814,158
                                                              -----------   ----------
INCOME FROM PROPERTY OPERATIONS.............................    1,289,746    1,556,363
OTHER INCOME (EXPENSE):
  Loss on sale of real estate...............................      (71,562)          --
  Loss on write-down of real estate assets..................   (2,114,680)          --
  Interest and other non-operating income...................      184,878      205,374
  Asset management fees.....................................     (106,647)    (153,600)
  Amortization of guarantee fee.............................      (67,063)     (67,063)
  General and administrative, including $47,938 and $98,845
     at March 31, 1999 and 1998, respectively, to
     affiliates.............................................      (99,064)    (168,452)
                                                              -----------   ----------
          Total other expense - net.........................   (2,274,138)    (183,741)
                                                              -----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................     (984,392)   1,372,622
MINORITY INTEREST IN NET (INCOME) LOSS OF CONSOLIDATED
  VENTURE...................................................      146,584     (349,759)
                                                              -----------   ----------
NET INCOME (LOSS)...........................................  $  (837,808)  $1,022,863
                                                              ===========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General partners..........................................  $   (41,890)  $   51,143
  Initial limited partner...................................          (37)          45
  Limited partners..........................................     (795,881)     971,675
                                                              -----------   ----------
TOTAL.......................................................  $  (837,808)  $1,022,863
                                                              ===========   ==========
NET INCOME (LOSS) PER BAC...................................  $     (0.15)  $     0.18
                                                              ===========   ==========
WEIGHTED AVERAGE BACs OUTSTANDING...........................    5,424,225    5,424,225
                                                              ===========   ==========

                 See notes to consolidated financial statements

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                        INITIAL
                                           GENERAL      LIMITED      LIMITED
                                           PARTNERS     PARTNER      PARTNERS         TOTAL
                                          ----------    -------    ------------    ------------
Balance, December 31, 1998..............  $2,713,299    $ 6,507    $ 65,221,223    $ 67,941,029

Net income (loss).......................     (41,890)       (37)       (795,881)       (837,808)

Distributions...........................          --         --     (14,753,892)    (14,753,892)
                                          ----------    -------    ------------    ------------

Balance, March 31, 1999.................  $2,671,409    $(6,470)   $ 49,671,450    $ 52,349,329
                                          ==========    =======    ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               MARCH 31,      MARCH 31,
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $  4,654,429   $  5,740,716
  Interest received.........................................       295,816        452,387
                                                              ------------   ------------
  Cash received from operations.............................     4,950,245      6,193,103
  Cash paid for operating activities........................    (3,187,985)    (3,784,824)
  Cash distributions to minority interest...................            --       (331,593)
                                                              ------------   ------------
         Net cash provided by operating activities..........     1,762,260      2,076,686
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............    (1,009,842)    (1,864,328)
  Expenditures for deferred leasing costs...................       (36,181)        16,931
  Proceeds from sales of real estate properties.............     8,718,106             --
  Repayment of mortgage loan receivable.....................     6,000,000             --
                                                              ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    13,672,083     (1,847,397)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (17,194,793)   (14,916,619)
                                                              ------------   ------------
         Net cash used in financing activities..............   (17,194,793)   (14,916,619)
                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS............................................    (1,760,450)   (14,687,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,939,314     21,256,903
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 10,178,864   $ 21,256,903
                                                              ============   ============
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)...........................................  $   (837,808)  $  1,022,863
                                                              ------------   ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       461,171      1,125,791
  Minority interest in Venture operations...................      (146,584)       349,759
  Cash distributions to minority interest...................            --       (331,593)
  Loss on sale of real estate...............................        71,562             --
  Loss on write-down of real estate.........................     2,114,680             --
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........       203,819        575,255
  Deferred rent concessions.................................      (177,362)        62,238
  Interest receivable.......................................        59,688         93,262
  Prepaid expenses and other assets.........................        43,677        (96,800)
  Due from affiliates.......................................        (9,925)        (5,475)
  Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........       264,515       (227,978)
  Security deposits and unearned rent.......................        40,695       (113,548)
  Due to affiliates.........................................      (325,868)      (377,088)
                                                              ------------   ------------
         Total adjustments..................................     2,600,068      1,053,823
                                                              ------------   ------------
         NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES.....  $  1,762,260   $  2,076,686
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 1999 and December 31, 1998, the accrued balance of these fees and reimbursements totaled $154,585 and $480,453, respectively. For each of the three months ended March 31, 1999 and 1998, the expense for these recurring fees totaled $154,585 and $252,445, respectively, and is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees paid by the Partnership to the Managing General Partner were $106,647 and $153,600 for the three months ended March 31, 1999 and 1998, respectively.

     Properties are managed and leased by third-party managing and leasing agents. During 1998 these agents included Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), formerly affiliates of Lend Lease. On October 1, 1998, Lend Lease sold Compass and Retail to LaSalle Partners Incorporated. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties, to Compass and Retail for properties managed were $93,395 for the three months ended March 31, 1998.

     The Venture reimbursed Compass and Retail for payroll incurred of $476,219 for the three months ended March 31, 1998. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1999 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 1999 is limited to $119,292,639, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of March 31, 1999, the cumulative 9.75% simple annual return was $110,007,770. As of March 31, 1999, cumulative distributions by the Partnership to the BAC holders totaled $109,091,999, of which $27,663,548 is attributable to income from operations and $81,428,451 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

3. RENTAL PROPERTIES HELD FOR SALE

     At March 31, 1999, the 300 Delaware and 16/18 Sentry Park West properties are classified as held for sale, and accordingly the application of depreciation has been suspended. Northland Mall, the remaining property held for investment, continues to be depreciated. In April 1999, the Partnership executed a purchase and sale agreement to sell 300 Delaware for $8,750,000. A loss of $2,114,680 was recorded in the first quarter of 1999 as a result of this agreement in order to reduce 300 Delaware's carrying value to its estimated net realizable value. The Partnership expects to close this transaction prior to the end of the third

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

quarter, subject to customary closing conditions and results of due diligence procedures. The Partnership anticipates making a special distribution of the net proceeds to BAC holders shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling the Partnership to receive 100% of the sale or financing proceeds attributable to the sale. For 16/18 Sentry Park West, management believes that the carrying value does not exceed market value less selling costs. For the three months ended March 31, 1999, income from property operations includes approximately $736,000, or 57%, of income from the two properties held for sale.

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, on January 27, 1999, the Partnership consummated the sale of the Richland Mall property at a sales price of $9,010,000. The net sales proceeds received were $8,718,106, which resulted in a loss of $71,562.

4. MORTGAGE LOAN RECEIVABLE

     In 1989, the Partnership made a $6,000,000 nonrecourse first mortgage loan bearing interest at 10.25% per annum. The loan was collateralized by an apartment complex in Weston, Massachusetts. This note matured and was paid in full on February 1, 1999.

5. LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1999.

     The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc, filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

6. SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-sown of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the quarters ending March 31, are as follows:

                                                                    MORTGAGE    CORPORATE/
                               RETAIL       OFFICE     INDUSTRIAL     LOANS       OTHER         TOTAL
                             ----------   ----------   ----------   ---------   ----------   -----------
Revenues
1999.......................   3,164,920    1,432,357      (10,000)     51,250                  4,638,527
1998.......................   3,320,722    1,325,833      570,216     153,750                  5,370,521
Depreciation and
  amortization
1999.......................     394,108                                            67,063        461,171
1998.......................     490,435      437,085      131,208                  67,063      1,125,791
Loss on write-down of
  assets
1999.......................                2,114,680                                           2,114,680
1998.......................
Income (loss) before
  minority interest
1999.......................     488,887   (1,378,768)      (3,068)     51,250    (142,693)      (984,392)
1998.......................     994,086      129,701      317,498     153,750    (222,413)     1,372,622
Identifiable assets
1999.......................  45,124,047   32,078,161       69,196               9,997,119     87,268,523
1998.......................  58,420,737   36,822,511   21,061,764   6,000,000   7,532,848    129,837,860
Capital expenditures
1999.......................     547,555      498,468                                           1,046,023
1998.......................     911,461      927,164        8,772                              1,847,397

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

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, risks associated with the Year 2000 issue, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, cash and cash equivalents on the balance sheet were approximately $10.2 million. The Partnership had directly held cash and cash equivalents of approximately $.7 million. Such cash and cash equivalents are available for distribution to the extent not required for working capital. In addition, at March 31, 1999, the Venture, in which the Partnership owns an 80% interest, had approximately $9.5 million in cash and cash equivalents.

     Three distributions of sale and financing proceeds were made to BAC holders in the first quarter of 1999. On February 26, 1999 two separate distributions were made. One was in the amount of $0.45 per BAC to holders of record on December 18, 1999, which represents sale proceeds from the sale of 1850 Westfork Drive. The other distribution on February 26, 1999 was in the amount of $1.61 per BAC to holders of record on January 27, 1999, which represents sale proceeds from the sale of Richland Mall. On March 21, 1999 a distribution in the amount of $1.11 per BAC was made to holders of record as of February 1, 1999, which represents sale or financing proceeds from the payoff of the Jericho Village loan. The cash balances that remain have been retained primarily to fund potential costs that may be required to increase tenancy at 300 Delaware and Northland Mall, both of which have significant vacancies. In addition, these funds may be required to cover other general working capital requirements.

     The Partnership continues to evaluate the appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, the Partnership considers capital market and investment market conditions for real estate, local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. This ongoing analysis provides the basis for hold/sell recommendations for the properties. Based on this analysis of the various factors, the Partnership marketed for sale the Richland Mall, 300 Delaware and 16/18 Sentry Park West properties in the second half of 1998. Due primarily to the turmoil in the financial markets during the third quarter of 1998, the Partnership was unable to sell 300 Delaware and 16/18 Sentry Park West in 1998 at an acceptable price. On January 27, 1999, the Venture completed the sale of Richland Mall at a price of $9.01 million.

     In accordance with the Partnership's strategy to achieve the maximum value for each property prior to the termination of the Partnership on December 31, 2002, management is continuing its efforts to sell or position for sale the three remaining properties. In April 1999, a purchase and sale agreement was executed for 300 Delaware at a price of $8.75 million. This potential sale is scheduled to close in the third quarter of 1999, subject to the customary closing conditions, including the results of the due diligence procedures. There is no assurance that the sale of 300 Delaware will be completed. Remarketing efforts for 16/18 Sentry Park West commenced in April 1999, with the intent of selling the property prior to the end of 1999. However, there is no certainty as to when this property will be sold.

     Additionally, the Partnership continues to evaluate appropriate strategies for Northland Mall. While the Partnership has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan of action for an exit strategy.

     As of March 31, 1999, 300 Delaware and 16/18 Sentry Park West are classified as held for sale. Based on the purchase and sale agreement price of $8.75 million for 300 Delaware, an additional reserve of $2.1 million was recognized in the first quarter of 1999. Based on the current estimated value of 16/18 Sentry Park West, no reserve is required for this property.

     Cash received by the Venture from tenant rentals for the three months ended March 31, 1999 decreased approximately $1.1 million, or 19%, to $4.6 million from $5.7 million for the three months ended March 31, 1998. The decrease is primarily due to the sale of 1200 Whipple Road, 1345 Doolittle Drive and Richland Mall; resulting in a decrease in tenant rentals received of approximately $1.6 million. This decrease was partially offset by an increase in tenant rentals received at Northland Mall of approximately $548,000, due to the timing of the remittance of rental income.

FINANCIAL CONDITION

     Cash and cash equivalents decreased approximately $1.7 million, or 15%, from $11.9 million at December 31, 1998 to $10.2 million at March 31, 1999 due primarily to the Partnership making cash distributions of $17.2 million during the first quarter of 1999, partially offset by approximately $8.7 million in net proceeds received in January, 1999 from the sale of the Richland Mall property, and $6.0 million received in February 1999 from the payoff of the Jericho mortgage loan receivable.

     Interest receivable decreased approximately $60,000, or 63%, from $96,000 at December 31, 1998 to $36,000 at March 31, 1999 due to higher average cash balances during December 1998 compared to March 1999.

     Total liabilities decreased approximately $2.8 million, or 48%, from $5.8 million at December 31, 1998 to $3.0 million at March 31, 1999. The decrease is primarily due to the payment during the first quarter of 1998 of accrued distributions to BAC holders of $2.4 million.

     The percentage of leased space at the Venture's properties at March 31, 1999 was 66% compared to the percentage of leased space at December 31, 1998 of 68%.

RESULTS OF OPERATION

     Rental income decreased approximately $617,000, or 12%, from $5.2 million for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. The decrease is due primarily to the sales of the 1200 Whipple Road and 1345 Doolittle Drive properties in late 1998 and the sale of Richland Mall in January 1999. The decrease in rental income due to these sales was approximately $878,000. This was partially offset by increases in rental income at Northland Mall and 300 Delaware of $183,000 and $82,000, respectively, due to additional tenants in 1999.

     Interest on loans receivable decreased approximately $103,000, or 67%, from $154,000 for the three months ended March 31, 1998 to $51,000 for the three months ended March 31, 1999. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

     Real estate operating expenses increased approximately $333,000, or 16%, from $2.1 million for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. The increase is due primarily to a $502,000 legal reserve recorded in 1999 for pending litigation at Northland Mall. The increase is partially offset by a decrease in operating expenses of approximately $203,000 due to the sales of 1200 Whipple Road, 1345 Doolittle Drive and Richland Mall.

     Depreciation and amortization decreased approximately $665,000, or 63%, from $1.1 million for the three months ended March 31, 1998 to $394,000 for the three months ended March 31, 1999. The decrease is due to the Richland Mall, 300 Delaware and 16/18 Sentry Park West properties being reclassified to held for sale during mid-1998, resulting in depreciation being suspended. Depreciation and amortization for these three properties for the three months ended March 31, 1998 totaled $549,000. The decrease is also due to the sales of 1200 Whipple Road and 1345 Doolittle Drive during late 1998. Depreciation and amortization for these two properties for the three months ended March 31, 1998 was approximately $112,000.

     Loss on write-down of real estate assets was approximately $2.1 million for the three months ended March 31, 1999, compared to $0 for the three months ended March 31, 1998, due to the write-down of 300 Delaware in March 1999.

YEAR 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Y2K exposures of the Partnership and the Venture are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture has communicated with our third party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

     Each property owned by the Venture is being individually assessed in an effort to identify critical Y2K issues specific to each property. The inventory survey and assessment process for 16/18 Sentry Park West and Northland Mall have been completed and remediation efforts are expected to be complete by July 31, 1999. Remediation strategies have been developed based on assessment findings. The inventory survey for 300 Delaware Avenue was halted due to the pending sale of the property.

     The Partnership and the Venture have incurred costs to date relating to Y2K of approximately $27,000. The total property assessment costs to the Venture are expected to be approximately $55,000 and the total cost for third party engineers and consultants is expected to be approximately $12,700. Estimated remediation costs of $30,000 are expected to be incurred to remediate and test non-compliant building systems, for a total estimated cost of $97,700.

     The failure to adequately address the Year 2000 issue may result in a delay or temporary suspension of certain building services, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans for the Partnership entity will be developed by July 31, 1999.

     Likewise, contingency plans will be developed by June 30, 1999 for each of the buildings owned by the Venture on a property by property basis. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 1999, the Partnership had no material exposure to market risk.

                                     PART II

Item 1.         Legal Proceedings

As discussed in the Notes to the Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1999.

The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc, filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized.



Item 2.         Changes in Securities

                Response:  None

Item 3.         Default Upon Senior Securities

                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders

                Response:  None

Item 5.         Other Information

                Response:  None

Item 6.         Exhibits and Reports on Form 8-K

                The Partnership filed a Current Report on Form 8-K on February 17, 1999, pursuant to which the sales of two of the Properties, 1850 Westfork Drive and Richland Mall, were reported.


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


                                          ML/EQ Real Estate Portfolio, L.P.

                                          By:   EREIM Managers Corp.
                                                Managing General Partner




                                          By:   /s/ Patricia C. Snedeker
                                                ------------------------
                                                Patricia C. Snedeker
                                                Vice President, Controller
                                                   and Treasurer
                                                (Principal Accounting Officer)


Dated:  May 14, 1999

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------       ------------------------------------------------------
  27              Financial Data Schedule (for SEC filing purposes only)