Form 10-Q
period 1999-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1999-08-13
CIK 808369

                      A SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ________________ to __________________

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

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS



PART  I - FINANCIAL INFORMATION

          Item 1 - Financial statements:

                        Consolidated balance sheets at June 30, 1999 and
                          December 31, 1998
                        Consolidated statements of operations for the three and
                          six months ended June 30, 1999 and 1998
                        Consolidated statement of partners' capital for the six
                          months ended June 30, 1999
                        Consolidated statements of cash flows for the six months
                          ended June 30, 1999 and 1998
                        Notes to consolidated financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


PART II - OTHER INFORMATION

          Items 1 through 6
          Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties held for sale...........................  $62,421,776   $ 41,915,300
  Rental properties, net of accumulated depreciation of
    $5,586,628 in 1998......................................           --     39,873,242
  Mortgage loan receivable..................................           --      6,000,000
                                                              -----------   ------------
         Total real estate investments......................   62,421,776     87,788,542
                                                              -----------   ------------
OTHER ASSETS:
  Cash and cash equivalents.................................   10,798,080     11,939,314
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $907,265 in 1999 and
    $598,018 in 1998........................................    3,997,522      2,892,290
  Deferred rent concessions.................................      977,953        809,836
  Guaranty fee, net of accumulated amortization of
    $2,803,838 in 1999 and $2,669,713 in 1998...............      938,877      1,073,002
  Deferred leasing costs, net of accumulated amortization of
    $137,636 in 1998........................................           --        302,184
  Prepaid expenses and other assets.........................      124,116        875,369
  Interest receivable.......................................       87,634         96,112
  Due from affiliates.......................................       25,933            649
                                                              -----------   ------------
         Total other assets.................................   16,950,115     17,988,756
                                                              -----------   ------------
TOTAL ASSETS................................................  $79,371,891   $105,777,298
                                                              ===========   ============
                           LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $ 2,048,063   $  1,758,841
  Accrued capital expenditures..............................      565,784        788,395
  Security deposits and unearned rent.......................      402,869        343,922
  Due to affiliates.........................................      289,654        480,453
  Distributions declared....................................           --      2,440,901
                                                              -----------   ------------
         Total liabilities..................................    3,306,370      5,812,512
                                                              -----------   ------------
MINORITY INTEREST IN THE VENTURE............................   30,292,116     32,023,757
                                                              -----------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL:
  General partners..........................................    2,342,612      2,713,299
  Initial limited partner...................................        6,182          6,507
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................   43,424,611     65,221,223
                                                              -----------   ------------
         Total partners' capital............................   45,773,405     67,941,029
                                                              -----------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $79,371,891   $105,777,298
                                                              ===========   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                                              -------------------------   --------------------------
                                                                 1999          1998           1999          1998
                                                              -----------   -----------   ------------   -----------
REVENUE:
  Rental income.............................................  $ 4,425,027   $ 4,883,187   $  9,012,304   $10,087,457
  Lease termination income..................................           --            --             --        12,501
  Interest on loans receivable..............................           --       153,750         51,250       307,500
                                                              -----------   -----------   ------------   -----------
        Total revenue.......................................    4,425,027     5,036,937      9,063,554    10,407,458
                                                              -----------   -----------   ------------   -----------
OPERATING EXPENSES:
  Real estate operating expenses............................    1,925,996     1,957,250      4,332,026     4,029,815
  Depreciation and amortization.............................      395,237     1,060,250        789,345     2,118,978
  Real estate taxes.........................................      743,773       509,110      1,196,217     1,084,285
  Property management fees..................................       83,180       114,880        179,379       222,570
                                                              -----------   -----------   ------------   -----------
        Total operating expenses............................    3,148,186     3,641,490      6,496,967     7,455,648
                                                              -----------   -----------   ------------   -----------
INCOME FROM PROPERTY OPERATIONS.............................    1,276,841     1,395,447      2,566,587     2,951,810

OTHER INCOME (EXPENSE):
  Loss on sale of real estate...............................           --            --        (71,562)           --
  Loss on write-down of real estate assets..................   (9,257,167)   (2,931,890)   (11,371,847)   (2,931,890)
  Interest and other nonoperating income....................      152,777        99,834        337,655       305,208
  Asset management fees.....................................     (101,342)     (155,306)      (207,989)     (308,906)
  Amortization of guarantee fee.............................      (67,063)      (67,063)      (134,126)     (134,126)
  General and administrative, including $81,665 and $186,598 for the six months ended June 30, 1999 and 1998,
    respectively, to affiliates.............................     (165,027)     (288,941)      (264,091)     (457,393)
                                                              -----------   -----------   ------------   -----------
        Total other expense -- net..........................   (9,437,822)   (3,343,366)   (11,711,960)   (3,527,107)
                                                              -----------   -----------   ------------   -----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................   (8,160,981)   (1,947,919)    (9,145,373)     (575,297)
MINORITY INTEREST IN NET (INCOME) LOSS OF CONSOLIDATED
  VENTURE...................................................    1,585,057       316,671      1,731,641       (33,088)
                                                              -----------   -----------   ------------   -----------
NET INCOME (LOSS)...........................................  $(6,575,924)  $(1,631,248)  $ (7,413,732)  $  (608,385)
                                                              ===========   ===========   ============   ===========
ALLOCATION OF NET INCOME (LOSS):
  General partners..........................................  $  (328,797)  $   (81,562)  $   (370,687)  $   (30,419)
  Initial limited partner...................................         (288)          (71)          (325)          (28)
  Limited partners..........................................   (6,246,839)   (1,549,615)    (7,042,720)     (577,938)
                                                              -----------   -----------   ------------   -----------
TOTAL.......................................................  $(6,575,924)  $(1,631,248)  $ (7,413,732)  $  (608,385)
                                                              ===========   ===========   ============   ===========
NET INCOME (LOSS) PER LIMITED PARTNER
BAC.........................................................  $     (1.15)  $     (0.28)  $      (1.30)  $     (0.11)
                                                              ===========   ===========   ============   ===========
WEIGHTED AVERAGE BACs OUTSTANDING...........................    5,424,225     5,424,225      5,424,225     5,424,225
                                                              ===========   ===========   ============   ===========

                 See notes to consolidated financial statements

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                                               INITIAL
                                                   GENERAL     LIMITED     LIMITED
                                                   PARTNERS    PARTNER     PARTNERS        TOTAL
                                                  ----------   -------   ------------   ------------
Balance, December 31, 1998......................  $2,713,299   $6,507    $ 65,221,223   $ 67,941,029
Net income (loss)...............................    (370,687)    (325)     (7,042,720)    (7,413,732)
Distributions...................................          --       --     (14,753,892)   (14,753,892)
                                                  ----------   ------    ------------   ------------
Balance, June 30, 1999..........................  $2,342,612   $6,182    $ 43,424,611   $ 45,773,405
                                                  ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                JUNE 30,       JUNE 30,
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $  7,744,684   $ 10,675,879
  Interest received.........................................       397,383        643,481
                                                              ------------   ------------
  Cash received from operations.............................     8,142,067     11,319,360
  Cash paid for operating activities........................    (5,355,312)    (6,157,204)
  Cash distributions to minority interest...................            --       (331,591)
                                                              ------------   ------------
         Net cash provided by operating activities..........     2,786,755      4,830,565
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to rental properties............................    (1,407,559)    (2,547,659)
  Expenditures for deferred leasing costs...................       (43,743)       (54,966)
  Proceeds from sales of real estate properties.............     8,718,106             --
  Repayment of mortgage loan receivable.....................     6,000,000             --
                                                              ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    13,266,804     (2,602,625)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (17,194,793)   (14,916,619)
                                                              ------------   ------------
         Net cash used in financing activities..............   (17,194,793)   (14,916,619)
                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS............................................    (1,141,234)   (12,688,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,939,314     21,256,903
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 10,798,080   $  8,568,224
                                                              ============   ============
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (7,413,732)  $   (608,385)
                                                              ------------   ------------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       923,471      2,253,104
  Minority interest in Venture operations...................    (1,731,641)        33,088
  Cash distributions to minority interest...................            --       (331,591)
  Loss on sale of real estate...............................        71,562             --
  Loss on write-down of real estate assets..................    11,371,847      2,931,890
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........    (1,105,232)       667,428
  Deferred rent concessions.................................      (221,335)        97,074
  Interest receivable.......................................         8,478         30,773
  Prepaid expenses and other assets.........................       751,252        388,470
  Due from affiliates.......................................       (25,284)       (26,161)
  Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........       289,221       (282,515)
  Security deposits and unearned rent.......................        58,947       (188,581)
  Due to affiliates.........................................      (190,799)      (134,029)
                                                              ------------   ------------
Total adjustments...........................................    10,200,487      5,438,950
                                                              ------------   ------------
         NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES.....  $  2,786,755   $  4,830,565
                                                              ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

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

1. TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 1999 and December 31, 1998, the accrued balance of these fees and reimbursements totaled $289,654 and $480,453, respectively. For each of the six months ended June 30, 1999 and 1998, the expense for these recurring fees totaled $289,654 and $495,504, respectively, and this expense is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees paid by the Partnership to the Managing General Partner were $207,989 and $308,906 for the six months ended June 30, 1999 and 1998, respectively.

     Properties are managed and leased by third-party managing and leasing agents. During 1998 these agents included Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), formerly affiliates of Lend Lease. On October 1, 1998, Lend Lease sold Compass and Retail to LaSalle Partners Incorporated. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties, to Compass and Retail for properties managed were $194,881 for the six months ended June 30, 1998. The Venture reimbursed Compass and Retail for payroll incurred of $870,762 for the six months ended June 30, 1998. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

2. GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1999 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 1999 is limited to $119,290,832, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of June 30, 1999, the cumulative 9.75% simple annual return was $110,665,454. As of June 30, 1999, cumulative distributions by the Partnership to the BAC holders totaled $109,091,999, of which $27,663,548 is attributable to income from operations and $81,428,451 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

3. RENTAL PROPERTIES HELD FOR SALE

     At June 30, 1999 the 300 Delaware, 16/18 Sentry Park West, and Northland Mall properties are all classified as held for sale, and accordingly the application of depreciation has been suspended. Northland Mall was reclassified to held for sale on June 30, 1999, therefore depreciation was recorded through that date. The carrying values of 300 Delaware and Northland Mall were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $2,114,680 and $9,257,167, respectively, recorded during 1999. The 300 Delaware property was sold on July 23, 1999 (see footnote 5). For 16/18 Sentry Park West, management believes that the carrying value does not exceed estimated net realizable value less selling costs.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

4. LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1999.

     The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc., filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized. Management does not expect any material adverse impact as a result of this litigation.

5. SUBSEQUENT EVENT

     On July 23, 1999, the Venture consummated the sale of the 300 Delaware property at a sales price of $8,750,000. The net sales proceeds received were $8,427,727, which resulted in a loss of $201,975. On August 16, 1999, the Partnership will make a distribution of the net proceeds from the sale of $1.55 per unit to BAC holders of record as of July 23, 1999.

6. SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the three and six month periods ending June 30, are as follows:

                                                                         MORTGAGE     CORPORATE/
                                    RETAIL      OFFICE     INDUSTRIAL      LOANS         OTHER          TOTAL
                                  ----------   ---------   ----------   -----------   -----------   -------------
Revenues
3 months
1999............................   2,869,600   1,555,427                                                4,425,027
1998............................   2,998,493   1,250,667      634,027       153,750                     5,036,937
6 months
1999............................   6,034,520   2,987,784      (10,000)       51,250                     9,063,554
1998............................   6,319,215   2,576,500    1,204,243       307,500                    10,407,458

Depreciation and amortization
3 months
1999............................     395,237                                               67,063         462,300
1998............................     494,063     434,980      131,207                      67,063       1,127,313
6 months
1999............................     789,345                                              134,126         923,471
1998............................     984,498     872,065      262,415                     134,126       2,253,104

Loss on write-down of assets
3 months
1999............................   9,257,167                                                            9,257,167
1998............................   2,931,890                                                            2,931,890

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                                                         MORTGAGE     CORPORATE/
                                    RETAIL      OFFICE     INDUSTRIAL      LOANS         OTHER          TOTAL
                                  ----------   ---------   ----------   -----------   -----------   -------------
6 months
1999............................   9,257,167   2,114,680                                               11,371,847
1998............................   2,931,890                                                            2,931,890

Income (loss) before minority
  interest
3 months
1999............................  (8,845,320)    909,976         (430)                   (225,207)     (8,160,981)
1998............................  (2,259,147)    186,534      367,780       153,750      (396,836)     (1,947,919)
6 months
1999............................  (8,356,433)   (468,792)      (3,498)       51,250      (367,900)     (9,145,373)
1998............................  (1,265,061)    316,235      685,278       307,500      (619,249)       (575,297)

Identifiable assets
At June 30
1999............................  36,241,996   32,404,890      67,983                  10,657,022      79,371,891
1998............................  54,890,992   36,575,493  20,915,039     6,051,250     9,558,013     127,990,787

Capital expenditures
3 months
1999............................     119,073     372,529                                                  491,602
1998............................     267,152     475,432                                                  742,584
6 months
1999............................     666,628     562,063                                                1,228,691
1998............................     403,889     879,972                                                1,283,861

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

Liquidity and Capital Resources

     As of June 30, 1999, cash and cash equivalents on the balance sheet were approximately $10.8 million. The Partnership had directly held cash and cash equivalents of approximately $.7 million, and the Venture, in which the Partnership owns an 80% interest, had approximately $10.1 million in cash and cash equivalents. Such cash and cash equivalents are available for distribution to the extent not required for working capital.

     No sales or distributions of cash occurred in the second quarter of 1999. The cash balances that remain have been retained primarily to fund potential costs that may be required to improve tenancy at Northland Mall. In addition, these funds may be required to cover other general working capital requirements.

     The Partnership continues to evaluate the appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, the Partnership considers capital market and investment market conditions for real estate, local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. This ongoing analysis provides the basis for hold/sell recommendations for the properties. As a result of the evaluation, the Partnership decided to market for sale the Northland Mall property. To that end, a brokerage firm has been engaged and marketing efforts will commence in August 1999. If offers to purchase the property are within the targeted price range, the Partnership expects the property to be sold. Northland Mall was reclassified to held for sale on June 30, 1999. Management, through discussions with real estate brokers, determined that the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

carrying value for Northland Mall was in excess of the estimated net realizable value less selling costs, and a loss of $9,257,167 was recorded as a result of the reclassification.

     In accordance with the Partnership's strategy to achieve the maximum value for each property prior to the termination of the Partnership on December 31, 2002, management is continuing its efforts to sell the remaining properties. On July 23, 1999, the Venture sold 300 Delaware for $8.75 million. Remarketing efforts for 16/18 Sentry Park West commenced in April 1999, with the intent of selling the property prior to the end of 1999. However, there is no certainty as to when the property will be sold.

FINANCIAL CONDITION

     Cash and cash equivalents decreased approximately $1.1 million, or 9.6%, from $11.9 million at December 31, 1998 to $10.8 million at June 30, 1999 due primarily to the Partnership making cash distributions of $17.2 million and expending $1.4 million in additions to real estate during 1999, partially offset by approximately $8.7 million in net proceeds received from the sale of the Richland Mall property, $6.0 million received from the payoff of the Jericho mortgage loan receivable, and $2.8 million of cash provided by operating activities during 1999.

     Accounts receivable and accrued investment income increased approximately $1.1 million, or 38%, from $2.9 million at December 31, 1998 to $4.0 million at June 30, 1999 due primarily to the timing of the remittance of rental income.

     Prepaid expenses and other assets decreased approximately $751,000, or 86%, from $875,000 at December 31, 1998 to $124,000 at June 30, 1999 due to the timing of payments for real estate taxes and insurance.

     Total liabilities decreased approximately $2.5 million, or 43%, from $5.8 million at December 31, 1998 to $3.3 million at June 30, 1999. The decrease is primarily due to the payment during the first quarter of 1999 of accrued distributions to BAC holders of $2.4 million.

     The percentage of leased space at the Venture's properties at June 30, 1999 was 65% compared to the percentage of leased space at December 31, 1998 of 68%.

RESULTS OF OPERATIONS

     Rental income decreased approximately $458,000, or 9%, and $1.1 million, or 11%, for the three and six months ended June 30, 1999, respectively, from $4.9 million for the three months and $10.1 million for the six months ended June 30, 1998 to $4.4 million for the three months and $9.0 million for the six months ended June 30, 1999. The decrease is due primarily to the sales of the 1200 Whipple Road and 1345 Doolittle Drive properties in late 1998 and the sale of Richland Mall in January 1999. Rental income for these properties for the six months ended June 30, 1998 was approximately $2.0 million. This decrease was partially offset by increases in rental income at Northland Mall, 300 Delaware and 16/18 Sentry Park West of $420,000, $237,000 and $174,000, respectively, due to additional tenants in 1999.

     Interest on loans receivable decreased approximately $154,000, or 100%, and $256,000, or 83% for the three and six months ended June 30, 1999, respectively, from $154,000 for the three months and $308,000 for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

the six months ended June 30, 1998 to $0 for the three months and $51,000 for the six months ended June 30, 1999. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

     Real estate operating expenses increased approximately $302,000, or 7.5% for the six months ended June 30, 1999, from $4.0 million for the six months ended June 30, 1998 to $4.3 million for the six months ended June 30, 1999. The increase is due primarily to a $502,000 legal reserve recorded in 1999 for Northland Mall for pending litigation by one of Northland Mall's tenants. The increase is partially offset by a decrease in operating expenses of approximately $265,000 due to the sales of 1200 Whipple Road, 1345 Doolittle Drive and Richland Mall.

     Depreciation and amortization decreased approximately $665,000, or 63%, and $1.3 million, or 63%, for the three and six months ended June 30, 1999, respectively, from $1.1 million for the three months and $2.1 million for the six months ended June 30, 1998 to $395,000 for the three months and $789,000 for the six months ended June 30, 1999. The decrease is due to the Richland Mall, 300 Delaware and 16/18 Sentry Park West properties being reclassified to held for sale during mid 1998, resulting in no further depreciation being recorded. Depreciation and amortization for these three properties for the six months ended June 30, 1998 totaled $1.1 million. The decrease is also due to the sales of 1200 Whipple Road and 1345 Doolittle Drive during late 1998. Depreciation and amortization for these two properties for the six months ended June 30, 1998 was approximately $223,000.

     Loss on write-down of real estate assets was approximately $9.3 and $11.4 million for the three and six months ended June 30, 1999, respectively, compared to $2.9 million for the three and six months ended June 30, 1998, due to the write-down of Northland Mall in the second quarter 1999 and 300 Delaware in first quarter 1999, and the write-down of Richland Mall in second quarter 1998.

     General and administrative expenses decreased approximately $124,000, or 43%, and $193,000, or 42%, for the three and six months ended June 30, 1999, respectively, from $289,000 for the three months and $457,000 for the six months ended June 30, 1998 to $165,000 for the three months and $265,000 for the six months ended June 30, 1999, due to higher income taxes paid by the Partnership during the second quarter 1998 as a result of the sale of Brookdale Center and the Chicago Industrial properties in 1997.

Year 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Y2K exposures of the Partnership and the Venture continue to be assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture continues to communicate with its third party vendors and service providers in an effort to assess Y2K compliance status and the adequacy of Y2K efforts.

     Each property owned by the Venture has been individually assessed in an effort to identify critical Y2K issues. The inventory survey and assessment process for 16/18 Sentry Park West and Northland Mall have

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

been completed and remediation efforts are expected to be completed by August 31, 1999. Remediation strategies have been developed based on assessment findings. 300 Delaware Avenue was sold on July 23, 1999.

     The Partnership and the Venture have incurred costs to date relating to Y2K of approximately $62,200. The total property assessment costs to the Venture were approximately $49,500 and the total cost for quality assurance paid to third party engineers and consultants was approximately $12,700. Additional estimated remediation costs of $34,000 are expected to be incurred to remediate and test non-compliant building systems as necessary, for a total estimated cost of $96,200.

     The failure to adequately address the Year 2000 issue may result in the delay or temporary cessation or malfunction of certain building services, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, Partnership contingency plans are anticipated to be completed by September 30, 1999.

     Contingency plans have been developed for each of the buildings owned by the Venture. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 1999, the Partnership had no material exposure to market risk.

                                     PART II

Item 1.           Legal Proceedings

                  As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1999.

         The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc., filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized. Management does not expect any material adverse impact as a result of this litigation.

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


                                            ML/EQ Real Estate Portfolio, L.P.

                                            By:   EREIM Managers Corp.
                                                  Managing General Partner




                                            By:   /s/Patricia C. Snedeker
                                                  -----------------------
                                                  Patricia C. Snedeker
                                                  Vice President, Controller
                                                     and Treasurer
                                                  (Principal Accounting Officer)


Dated:  August 12, 1999

                                  EXHIBIT INDEX



Exhibit No.                                         Description
-----------                   --------------------------------------------------------
   27                         Financial Data Schedule (for SEC filing purposes only)