Form 10-Q
period 1999-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 1999-11-12
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


         (Mark One)

              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarterly period ended September 30, 1999
                                                        ------------------
                                       OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from __________ to ______________

                        Commission file number 0-17684
                                               -------


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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS


PART  I - FINANCIAL INFORMATION

           Item 1 - Financial statements:

                      Consolidated balance sheets at September 30, 1999 and
                        December 31, 1998
                      Consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998
                      Consolidated statement of partners' capital for the nine
                        months ended September 30, 1999
                      Consolidated statements of cash flows for the nine months
                        ended September 30, 1999 and 1998
                      Notes to consolidated financial statements

           Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

PART II - OTHER INFORMATION

          Items 1 through 6
          Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties held for sale...........................   $54,461,982    $ 41,915,300
  Rental properties, net of accumulated depreciation of
    $5,586,628 in 1998......................................            --      39,873,242
  Mortgage loan receivable..................................            --       6,000,000
                                                               -----------    ------------
         Total real estate investments......................    54,461,982      87,788,542
                                                               -----------    ------------
OTHER ASSETS:
  Cash and cash equivalents.................................     9,981,074      11,939,314
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $976,442 in 1999 and
    $598,018 in 1998........................................     4,604,925       2,892,290
  Deferred rent concessions.................................       745,857         809,836
  Guaranty fee, net of accumulated amortization of
    $2,870,901 in 1999 and $2,669,713 in 1998...............       871,814       1,073,002
  Deferred leasing costs, net of accumulated amortization of
    $137,636 in 1998........................................            --         302,184
  Prepaid expenses and other assets.........................       892,075         875,369
  Interest receivable.......................................       221,896          96,112
  Due from affiliates.......................................        32,613             649
                                                               -----------    ------------
         Total other assets.................................    17,350,254      17,988,756
                                                               -----------    ------------
TOTAL ASSETS................................................   $71,812,236    $105,777,298
                                                               ===========    ============
                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........   $ 1,726,742    $  1,758,841
  Accrued capital expenditures..............................       174,532         788,395
  Security deposits and unearned rent.......................       230,503         343,922
  Due to affiliates.........................................       121,730         480,453
  Distributions declared....................................            --       2,440,901
                                                               -----------    ------------
         Total liabilities..................................     2,253,507       5,812,512
                                                               -----------    ------------
MINORITY INTEREST IN THE VENTURE............................    30,716,846      32,023,757
                                                               -----------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL:
  General partners..........................................     2,416,414       2,713,299
  Initial limited partner...................................         6,247           6,507
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................    36,419,222      65,221,223
                                                               -----------    ------------
         Total partners' capital............................    38,841,883      67,941,029
                                                               -----------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................   $71,812,236    $105,777,298
                                                               ===========    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                      -----------------------   --------------------------
                                                         1999         1998          1999          1998
                                                      ----------   ----------   ------------   -----------
REVENUE:
  Rental income.....................................  $3,634,522   $5,028,414   $ 12,646,826   $15,115,871
  Lease termination income..........................     191,661           --        191,661        12,501
  Interest on loans receivable......................          --      153,750         51,250       461,250
                                                      ----------   ----------   ------------   -----------
         Total revenue..............................   3,826,183    5,182,164     12,889,737    15,589,622
                                                      ----------   ----------   ------------   -----------
OPERATING EXPENSES:
  Real estate operating expenses....................   1,207,977    2,177,699      5,540,003     6,207,514
  Depreciation and amortization.....................          --      401,490        789,345     2,520,468
  Real estate taxes.................................     406,210      279,525      1,602,427     1,363,810
  Property management fees..........................      82,638      111,813        262,017       334,383
                                                      ----------   ----------   ------------   -----------
         Total operating expenses...................   1,696,825    2,970,527      8,193,792    10,426,175
                                                      ----------   ----------   ------------   -----------
INCOME FROM PROPERTY OPERATIONS.....................   2,129,358    2,211,637      4,695,945     5,163,447
OTHER INCOME (EXPENSE):
  Loss on sale of real estate.......................    (141,417)          --       (212,979)           --
  Loss on write-down of real estate assets..........          --     (650,000)   (11,371,847)   (3,581,890)
  Interest and other nonoperating income............     145,181      121,736        482,836       426,944
  Asset management fees.............................     (92,815)    (157,013)      (300,804)     (465,919)
  Amortization of guarantee fee.....................     (67,062)     (44,708)      (201,188)     (178,834)
  General and administrative, including $110,580 and
    $275,316 for the nine months ended September 30,
    1999 and 1998, respectively, to affiliates......     (72,488)    (221,467)      (336,579)     (678,860)
                                                      ----------   ----------   ------------   -----------
         Total other expense -- net.................    (228,601)    (951,452)   (11,940,561)   (4,478,559)
                                                      ----------   ----------   ------------   -----------
INCOME (LOSS) BEFORE MINORITY INTEREST..............   1,900,757    1,260,185     (7,244,616)      684,888
MINORITY INTEREST IN NET (INCOME) LOSS OF
  CONSOLIDATED VENTURE..............................    (424,730)    (330,523)     1,306,911      (363,611)
                                                      ----------   ----------   ------------   -----------
NET INCOME (LOSS)...................................  $1,476,027   $  929,662   $ (5,937,705)  $   321,277
                                                      ==========   ==========   ============   ===========
ALLOCATION OF NET INCOME (LOSS):
  General partners..................................  $   73,802   $   46,483   $   (296,885)  $    16,064
  Initial limited partner...........................          65           42           (260)           14
  Limited partners..................................   1,402,160      883,137     (5,640,560)      305,199
                                                      ----------   ----------   ------------   -----------
TOTAL...............................................  $1,476,027   $  929,662   $ (5,937,705)  $   321,277
                                                      ==========   ==========   ============   ===========
NET INCOME (LOSS) PER LIMITED PARTNER BAC...........  $     0.26   $     0.17   $      (1.04)  $      0.06
                                                      ==========   ==========   ============   ===========
WEIGHTED AVERAGE BACs OUTSTANDING...................   5,424,225    5,424,225      5,424,225     5,424,225
                                                      ==========   ==========   ============   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                              INITIAL
                                                  GENERAL     LIMITED     LIMITED
                                                  PARTNERS    PARTNER     PARTNERS        TOTAL
                                                 ----------   -------   ------------   ------------
Balance, December 31, 1998.....................  $2,713,299   $6,507    $ 65,221,223   $ 67,941,029
Net income (loss)..............................    (296,885)    (260)     (5,640,560)    (5,937,705)
Distributions..................................          --       --     (23,161,441)   (23,161,441)
                                                 ----------   ------    ------------   ------------
Balance, September 30, 1999....................  $2,416,414   $6,247    $ 36,419,222   $ 38,841,883
                                                 ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tenant rentals received...................................  $ 10,803,349    $ 14,279,741
  Interest received.........................................       408,302         978,154
                                                              ------------    ------------
  Cash received from operations.............................    11,211,651      15,257,895
  Cash paid for operating activities........................    (8,481,322)     (9,230,272)
  Cash distributions to minority interest...................            --        (671,591)
                                                              ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     2,730,329       5,356,032
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to rental properties............................    (2,188,317)     (3,192,900)
  Expenditures for deferred leasing costs...................       (43,743)       (181,002)
  Proceeds from sales of real estate properties.............    17,145,833              --
  Repayment of mortgage loan receivable.....................     6,000,000              --
                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES..................................................    20,913,773      (3,373,902)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (25,602,342)    (16,272,738)
                                                              ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES.......................   (25,602,342)    (16,272,738)
                                                              ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,958,240)    (14,290,608)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,939,314      21,256,903
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  9,981,074    $  6,966,295
                                                              ============    ============
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (5,937,705)   $    321,277
                                                              ------------    ------------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       990,533       2,699,302
  Minority interest in Venture operations...................    (1,306,911)        363,611
  Cash distributions to minority interest...................            --        (671,591)
  Loss on sale of real estate...............................       212,979              --
  Loss on write-down of real estate assets..................    11,371,847       3,581,890
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........    (1,712,635)       (850,008)
  Deferred rent concessions.................................      (209,084)        177,074
  Interest receivable.......................................      (125,784)         89,960
  Prepaid expenses and other assets.........................       (16,706)        261,502
  Due from affiliates.......................................       (31,964)        (26,721)
  Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........       (32,099)        (30,765)
  Security deposits and unearned rent.......................      (113,419)       (175,697)
  Due to affiliates.........................................      (358,723)       (383,802)
                                                              ------------    ------------
Total adjustments...........................................     8,668,034       5,034,755
                                                              ------------    ------------
        NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES......  $  2,730,329    $  5,356,032
                                                              ============    ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

1.  TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to Beneficial Assignee Certificate ("BAC") holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 1999 and December 31, 1998, the unpaid balance of these fees and reimbursements totaled $121,730 and $480,453, respectively. For each of the nine months ended September 30, 1999 and 1998, the expense for these recurring fees totaled $411,384 and $741,235, respectively, and this expense is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees paid by the Partnership to the Managing General Partner were $300,804 and $465,919 for the nine months ended September 30, 1999 and 1998, respectively.

     Properties are managed and leased by third-party managing and leasing agents. During 1998 these agents included Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), formerly affiliates of Lend Lease. On October 1, 1998, Lend Lease sold Compass and Retail to LaSalle Partners Incorporated. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees paid by EML Associates (the "Venture"), a joint venture in which the Partnership holds an 80% interest and which invests in income-producing real properties, to Compass and Retail for properties managed were $292,713 for the nine months ended September 30, 1998. The Venture reimbursed Compass and Retail for payroll incurred of $1,321,615 for the nine months ended September 30, 1998. Payroll reimbursements are included in real estate operating expenses on the statements of operations.

2.  GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1999 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 1999 is limited to $108,123,498, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders to the Partnership totaled $108,484,500. As of September 30, 1999, the cumulative 9.75% simple annual return was $111,229,302. As of September 30, 1999, cumulative distributions by the Partnership to the BAC holders totaled $117,499,548, of which $27,663,548 is attributable to income form operations and $89,836,000 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

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

3.  RENTAL PROPERTIES HELD FOR SALE

     At September 30, 1999, 16/18 Sentry Park West and Northland Mall properties are classified as held for sale, and accordingly the application of depreciation has been suspended. The carrying value of Northland Mall was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $9,257,167 recorded during 1999. The 16/18 Sentry Park West property was sold on October 28, 1999 (see footnote 5).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

4.  LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from the Partnership were improperly characterized as sale or financing proceeds rather than distributable cash. Defendants have filed a motion to dismiss the amended complaint on statute of limitations grounds.

     A Northland Mall tenant filed a lawsuit in 1999 in the State Court of Michigan against the Venture for breach of lease. The parties entered into a settlement agreement pursuant to which Equitable, the co-venturer, paid the tenant the full settlement payment.

5.  SUBSEQUENT EVENT

     On October 28, 1999, the Venture consummated the sale of the 16/18 Sentry Park West property at a sales price of $29.05 million. The net sales proceeds received were $28,420,559, which resulted in a gain of $4,726,752. On November 17, 1999, the Partnership will make a distribution of the net proceeds from the sale and various lease termination payments of $5.28 per unit to BAC holders of record as of October 28, 1999.

6.  SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the three and nine month periods ending September 30, are as follows:

                                                                             MORTGAGE    CORPORATE/
                                        RETAIL       OFFICE     INDUSTRIAL     LOANS       OTHER         TOTAL
                                      ----------   ----------   ----------   ---------   ----------   -----------
Revenues
3 months
1999................................   2,776,579    1,049,604                                           3,826,183
1998................................   3,132,483    1,309,438      586,493     153,750                  5,182,164
9 months
1999................................   8,811,100    4,037,387      (10,000)     51,250                 12,889,737
1998................................   9,451,697    3,885,938    1,790,737     461,250                 15,589,622
Depreciation and amortization
3 months
1999................................                                                         67,062        67,062
1998................................     381,821                    19,668                   44,709       446,198
9 months
1999................................     789,345                                            201,188       990,533
1998................................   1,365,571      872,065      282,082                  179,584     2,699,302

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                                                             MORTGAGE    CORPORATE/
                                        RETAIL       OFFICE     INDUSTRIAL     LOANS       OTHER         TOTAL
                                      ----------   ----------   ----------   ---------   ----------   -----------
Loss on write-down of assets
3 months
1999................................
1998................................                               650,000                                650,000
9 months
1999................................   9,257,167    2,114,680                                          11,371,847
1998................................   2,931,890                   650,000                              3,581,890
Income (loss) before minority
  interest
3 months
1999................................   1,385,458      611,841                               (96,542)    1,900,757
1998................................   1,063,675      636,341     (258,318)    153,750     (335,263)    1,260,185
9 months
1999................................  (6,970,975)     143,049       (3,498)     51,250     (464,442)   (7,244,616)
1998................................    (201,386)     952,576      426,960     461,250     (954,512)      684,888
Identifiable assets
At September 30
1999................................  36,718,535   24,269,687       84,611               10,739,403    71,812,236
1998................................  55,719,548   37,472,093   20,253,273   6,000,000    7,966,056   127,410,970
Capital expenditures
3 months
1999................................      93,929      295,577                                             389,506
1998................................      28,100      584,432                                             612,532
9 months
1999................................     760,557      857,640                                           1,618,197
1998................................     431,989    1,464,404                                           1,896,393

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, cash and cash equivalents on the balance sheet were approximately $10.0 million. The Partnership held directly cash and cash equivalents of approximately $0.3 million, and the Venture, in which the Partnership owns an 80% interest, had approximately $9.7 million in cash and cash equivalents. Such cash and cash equivalents are available for distribution to the extent not required for working capital or capital improvements.

     In the third quarter of 1999, as a result of the sale of the 300 Delaware property, a distribution of sale and financing proceeds of $1.55 per BAC was made to holders of record as of July 23, 1999. The cash balances that remain have been retained primarily to fund potential costs that may be required to improve tenancy at Northland Mall. In addition, these funds may be required to cover other general working capital requirements.

     In August 1999, the Partnership executed a purchase and sale agreement to sell 16/18 Sentry Park West for $29.05 million. The property sold on October 28, 1999 for $29.05 million. The net proceeds received were $28,420,559, which resulted in a gain of $4,726,252. On November 17, 1999, the Partnership will make a distribution of net proceeds from the sale and various lease termination payments of $5.28 per unit to BAC holders of record as of October 28, 1999. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling the Partnership to receive 100% of the sale or financing proceeds attributable to the sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Regarding Northland Mall, the property is being held for sale, and the Partnership is currently evaluating offers that have been received. However, there is no certainty as to when the property will be sold.

FINANCIAL CONDITION

     Cash and cash equivalents decreased approximately $2.0 million, or 16.4%, from $11.9 million at December 31, 1998 to $10.0 million at September 30, 1999 due primarily to the Partnership making cash distributions of $25.6 million and expending $2.2 million in additions to real estate during 1999, partially offset by approximately $17.1 million in net proceeds received from the sales of the Richland Mall and 300 Delaware properties, $6.0 million received from the payoff of the Jericho mortgage loan receivable, and $2.7 million of cash provided by operating activities during 1999.

     Accounts receivable and accrued investment income increased approximately $1.7 million, or 59%, from $2.9 million at December 31, 1998 to $4.6 million at September 30, 1999 due to the timing of the remittance of rental income.

     Interest receivable increased approximately $126,000, or 131%, from $96,000 at December 31, 1998 to $222,000 at September 30, 1999 due to higher average cash balances during September 1999 compared to December 1998.

     Total liabilities decreased approximately $3.6 million, or 61%, from $5.8 million at December 31, 1998 to $2.3 million at September 30, 1999. The decrease is due primarily to the payment during the first quarter of 1999 of accrued distributions to BAC holders of $2.4 million and $610,000 in payments of accrued capital expenditures during 1999.

     The percentage of leased space at the Venture's properties at September 30, 1999 was 62% compared to the percentage of leased space at December 31, 1998 of 68%.

RESULTS OF OPERATIONS

     Rental income decreased approximately $1.4 million, or 28%, and $2.5 million, or 16%, for the three and nine months ended September 30, 1999, respectively, from $5.0 million for the three months and $15.1 million for the nine months ended September 30, 1998 to $3.6 million for the three months and $12.6 million for the nine months ended September 30, 1999. The decrease is due primarily to the sales of the 1200 Whipple Road and 1345 Doolittle Drive properties in late 1998 and the sales of Richland Mall and 300 Delaware in 1999. The decrease in rental income attributable to these sales was approximately $3.0 million for the nine months ended September 30, 1999. This decrease was partially offset by increases in rental income at Northland Mall and 16/18 Sentry Park West of $320,000 and $190,000, respectfully, due to additional tenants in 1999.

     Interest on loans receivable decreased approximately $154,000, or 100%, and $410,000, or 89% for the three and nine months ended September 30, 1999, respectively, from $154,000 for the three months and $461,000 for the nine months ended September 30, 1998 to $0 for the three months and $51,000 for the nine months ended September 30, 1999. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Real estate operating expenses decreased approximately $970,000, or 45%, and $668,000, or 11%, for the three and nine months ended September 30, 1999, from $2.2 million for the three months and $6.2 million for the nine months ended September 30, 1998 to $1.2 million for the three months and $5.5 million for the nine months ended September 30, 1999. The decrease is primarily due to a decrease in operating expenses of approximately $826,000 due to the sales of 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall and 300 Delaware.

     Depreciation and amortization decreased approximately $400,000, or 100%, and $1.7 million, or 69%, for the three and nine months ended September 30, 1999, respectively, from $400,000 for the three months and $2.5 million for the nine months ended September 30, 1998 to $0 for the three months and $789,000 for the nine months ended September 30, 1999. The decrease is due to the Richland Mall, 300 Delaware and 16/18 Sentry Park West properties being reclassified to held for sale during mid 1998, resulting in no further depreciation being recorded. Northland Mall was reclassified to held for sale at the end of the second quarter in 1999. The decrease in depreciation and amortization attributable to these four properties was approximately $1.4 million. The decrease is also due to the sales of 1200 Whipple Road and 1345 Doolittle Drive during late 1998. Depreciation and amortization for these two properties for the nine months ended September 30, 1998 was approximately $223,000.

     Loss on write-down of real estate assets was $0 and $11.3 million for the three and nine months ended September 30, 1999, respectively, compared to $650,000 and $3.6 million for the three and nine months ended September 30, 1998, due to the write-downs of 300 Delaware and Northland Mall in 1999 and the write-downs of Richland Mall and 1850 Westfork in 1998.

     General and administrative expenses decreased approximately $149,000, or 67%, and $342,000, or 50%, for the three and nine months ended September 30, 1999, respectively, from $221,000 for the three months and $679,000 for the nine months ended September 30, 1998 to $72,000 for the three months and $337,000 for the nine months ended September 30, 1999. The decrease is due primarily to decreases in guaranty fees and partnership administration fees of approximately $165,000 for the nine months ended September 30, 1999 due to a reduction in adjusted capital contributions. In addition, the Partnership incurred increased legal fees during 1998 due to pending litigation against the Partnership. Total legal fees were approximately $110,000 higher in 1998 compared to 1999.

Year 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Y2K exposures of the Partnership and the Venture continue to be assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture continues to communicate with our third party service vendors in an effort to assess Y2K compliance status and the adequacy of Y2K efforts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Each property owned by the Venture has been individually assessed in an effort to identify critical Y2K issues specific to each property. The inventory survey, assessment and remediation efforts for 16 Sentry Park West, 18 Sentry Park West and Northland Mall have been completed.

     The Partnership and the Venture have incurred total costs to date relating to Y2K of approximately $62,200. The total property assessment costs to the Venture were approximately $49,500 and the total cost for quality assurance for third party engineers and consultants were approximately $12,700. No material costs were incurred to remediate and test non-compliant building systems. In addition, contingency plans were developed for each of the buildings owned by the Venture and are in place for the remaining property, Northland Mall. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

     The failure to adequately address the Year 2000 issue may result in a cessation or disruption of building operations, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. There could be unexpected costs associated with Y2K issues and these costs cannot be predicted at this time. These unexpected costs could be incurred prior to or after the year 2000. In order to reduce the potential impact on the operations of the Partnership and the Venture, Partnership contingency plans were completed.

Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 1999, the Partnership had no material exposure to market risk.

                                    PART II

Item 1.         Legal Proceedings

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from the Partnership were improperly characterized as sale or financing proceeds rather than distributable cash. Defendants have filed a motion to dismiss the amended complaint on statute of limitations grounds.


     A Northland Mall tenant filed a lawsuit in 1999 in the State Court of Michigan against the Venture for breach of lease. The parties entered into a settlement agreement pursuant to which Equitable, the co-venturer, paid the tenant the full settlement payment.


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


                                  ML/EQ Real Estate Portfolio, L.P.

                                  By:  EREIM Managers Corp.
                                       Managing General Partner




                                  By:  /s/ Debra L. Keller
                                       ----------------------------------------
                                       Debra L. Keller
                                       Vice President and Assistant Treasurer
                                       (Principal Accounting Officer)


Dated:  November 12, 1999

                                 EXHIBIT INDEX

Exhibit No.                             Description
-----------         ------------------------------------------------------
    27              Financial Data Schedule (for SEC filing purposes only)