Form 10-K405
period 1999-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 2000-03-30
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1999

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

         Yes    x                                            No
             -------                                            ------

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

                                     PART I.


ITEM 1.  BUSINESS

         Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the expected future sale of the Property (as hereinafter defined). These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for real estate, leasing activities, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC") .

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

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease

Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, EML Associates (the "Venture"), a joint venture with EREIM LP Associates, a New York general partnership between Equitable and EREIM LP Corp., a wholly-owned subsidiary of Equitable, and the properties that Equitable Real Estate had historically provided to the Managing General Partner. The Venture was formed in March 1988. See "Advisory Agreement."

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

         Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately

52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness, approximately 25% of such capital was invested in zero coupon or similar mortgage notes, and the balance was invested in fixed-rate first mortgage loans. The properties that secured the mortgage loans included commercial, industrial, residential, retail and warehouse/distribution properties. The Venture has an undivided interest in one property ("Northland Center" or the "Property") as a tenant in common with Equitable, which Property was transferred to the Venture and Equitable on July 22, 1994. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. The Partnership conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, three of the Venture's properties were sold in 1999. The remaining Property, Northland Center, was classified as held for sale. The Partnership is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the Property will be sold. The Venture's interest in Northland Center represented approximately 100%, 49% and 37% of the real estate investments owned by the Venture as of December 31, 1999, 1998 and 1997, respectively, and approximately 71%, 53% and 42% of total revenues of the Venture for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, the Venture owned an undivided interest in Northland Center, originally a property that secured a zero coupon mortgage note and was transferred to the Venture and Equitable during 1994 in a deed in lieu of foreclosure transaction. The estimated fair market value of the Venture's undivided interest in the Property's zero coupon mortgage note receivable immediately preceding the transfer was approximately $32.2 million. The carrying value of the Property was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of approximately $18.9 million in 1999. Reference is made to Item 2. PROPERTIES for information concerning the Property.

         As described above, the Partnership conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. On July 23, 1999 the Venture completed the sale of the 300 Delaware Property for $8.75 million, and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million.

         Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

         As described in the Partnership Agreement, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Property held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of the Partnership, but not beyond December 31, 2002. While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the remaining Property in advance of the foregoing date. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. At December 31, 1999, the Venture owned an undivided interest in the Property which is classified as held for sale. See
Item 2. PROPERTIES for information regarding percentages of space under lease for the Property, as well as information relating to the percentage of rentable space at the Property.

         Competition. The Property may compete with other properties in the area in which it is located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or Lend Lease or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Property may compete for business with other businesses in the area. While it is currently the intention of management to sell the Property, such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

         The Venture's income from the Property may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). See Item 2. PROPERTIES for a description of difficulties experienced by the Property.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, Lend Lease, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing the Partnership's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While the Managing General Partner believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of the Partnership or the Venture.

         The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At December 31, 1999, 1998 and 1997 the accrued balance for these fees and reimbursements totaled approximately $195,000, $480,000 and $630,000, respectively.

Supervisory and mortgage loan servicing fees paid by the Partnership to the Managing General Partner were approximately $362,000, $612,000, and $747,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts, which were then paid by the Managing General Partner at its sole expense to Lend Lease or its predecessor as asset management fees, are included in the statements of operations as asset management fees and as components of general and administrative expense.

         Advisory Agreement. On June 10, 1997, in connection with Lend Lease Corporation Limited's purchase of Equitable Real Estate, the Managing General Partner entered into a real estate investment advisory agreement with Equitable Real Estate whereby Equitable Real Estate (currently known as Lend Lease) agreed to perform, at the Managing General Partner's sole expense, certain duties and obligations in respect of the Partnership. The agreement automatically terminates upon such date as (i) all of the Venture's properties are sold, (ii) all mortgage loans are paid and discharged and (iii) the affairs of the Partnership and the Venture are fully wound up, unless sooner terminated by the Managing General Partner. The agreement is terminable by the Managing General Partner (a) upon a material breach by Lend Lease, (b) for any reason or without cause upon ten days prior written notice to Lend Lease by the Managing General Partner or (c) upon the termination of the investment advisory agreement between Lend Lease and Equitable with respect to Equitable's general account.

         Working Capital Reserves. The Partnership intends to maintain adequate working capital reserves to meet short and long-term commitments. The Partnership's reserves may be increased or decreased from time to time based upon the Managing General Partner's determination as to their adequacy. See Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Insurance. The Property is covered under insurance contracts that provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest. Although the Venture carries comprehensive insurance on the Property, there are certain risks (such as earthquakes, floods and wars) that may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the Partnership as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Property at an appropriate cost.

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between EREIM LP Associates and the Venture (the "Guaranty Agreement"), EREIM LP Associates has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Property, or the liquidation of the Partnership, an amount which when added to all distributions from the Partnership to the holders of BACs ("BAC Holders") will enable the Partnership to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital

Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs. Adjusted Capital Contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserve, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1999 resulting from cash available to the Partnership as a result of sale or financing proceeds paid by the Venture. The Minimum Return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the Prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the Guaranty Agreement as of December 31, 1999 is limited to $73,813,456, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits. The unpaid cumulative Minimum Return under the Guaranty Agreement as of December 31, 1999 was $13.61 per BAC. The unpaid cumulative Minimum Return under the Guaranty Agreement does not necessarily represent the price at which a BAC may be purchased or sold. While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the remaining Property in advance of the foregoing date. The Partnership is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the remaining Property will be sold.

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

         Capital contributions by the BAC holders to the Partnership totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by the Partnership to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. Management does not currently believe that future cash distributions to the Limited Partners from liquidation of Venture assets will be sufficient to provide the specified Minimum Return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

         The obligations of EREIM LP Associates under the Guaranty Agreement will terminate if, upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests, either (i) EREIM Managers Corp. is removed as the Managing General Partner of the Partnership or (ii) the Partnership is dissolved without the consent of EREIM Managers Corp.

         As described above, the general partners of EREIM LP Associates are EREIM LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of EREIM LP Associates under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to EREIM LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with EREIM LP Corp. which provides that Equitable will make capital contributions to EREIM LP Corp. in such amounts as to permit EREIM LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. If there were no distribution until December 31, 2002, the expiration of the term of the Partnership, and subject to the foregoing description of the Guaranty Agreement, the obligations of Equitable under the Keep Well Agreement as of December 31, 1999 would be limited to $73,813,456. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

         At December 31, 1999, 1998 and 1997, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $4.02 billion, $3.17 billion and $2.46 billion, respectively. At December 31, 1999, 1998 and 1997, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $5.57 billion, $4.72 billion and $3.91 billion, respectively.

         AXA Financial, Inc. (the "Holding Company"), a Delaware corporation, owns all of Equitable's outstanding capital stock. Equitable and the Holding Company are subject to the informational requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 0-25280 and 1-11166, respectively. Such reports and other information filed by Equitable and the Holding Company can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

         Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization."

ITEM 2.  PROPERTIES

         As described above, the Partnership conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. On July 23, 1999 the Venture completed the sale of the 300 Delaware Property for $8.75 million, and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million. In addition, at December 31, 1999, the Venture's only remaining Property was classified as held for sale. The Partnership is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the Property will be sold.

         At December 31, 1999, approximately 56% of the aggregate rentable square feet of the Venture's Property was leased. Leases covering approximately 3.1%, 2.7% and 2.9% of the Property's rentable square feet are scheduled to expire in 2000, 2001 and 2002, respectively.

         Set forth below is a brief description of the Venture's Property at December 31, 1999. Reference is made to Notes 3 and 4 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to the Property.

Name, Location and                    Approximate             Date of                    Year of
Type of Property                         Size               Acquisition                 Completion
--------------------------            -----------           -----------                 ----------

Northland Center                       558,279(1)             7/22/94                   1954
Southfield, MI                          sq. ft.
regional mall

----------------------
(1) Excludes square feet of buildings owned by certain anchor stores and storage space.


Annual Aggregate Lease Payments to be Received (in dollars)(a)

Name of Property         2000         2001          2002         2003          2004         Thereafter      Total
----------------         ----         ----          ----         ----          ----         ----------      -----

Northland Center         $3,678,152   $3,386,857    $2,947,740   $2,355,069    $2,129,480   $5,368,201   $19,865,499
                         ----------   ----------    ----------   ----------    ----------   ----------   -----------
                         $3,678,152   $3,386,857    $2,947,740   $2,355,069    $2,129,480   $5,368,201   $19,865,499
                         ==========   ==========    ==========   ==========    ==========   ==========   ===========

(a) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1999.


Range of Lease Expiration

     Name of Property                                                    Years
     -------------------------                                         ---------

     Northland Center                                                  2000-2010


      Major Tenants

         The following list sets forth major tenants for the Property together with percentage of space used by such tenants as of December 31, 1999:

     Property                               Major Tenants                        Percentage of Leasable Space
     --------                               -------------                        ----------------------------

     Northland Center                       Hudson's Department Store               34.1% (1)
                                            J.C. Penney                             18.9% (1)
                                            Target                                   7.8% (1)

-----------------

(1) Hudson's Department Store, J.C. Penney, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet and 117,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney pays ground rent. These percentage calculations are based on a total mall area of 1,498,417 square feet, including unowned anchors and excluding storage space of approximately 290,000 square feet.

Description of Property

         Northland Center, the Venture's only remaining Property which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney and Target. The Venture does not own the buildings occupied by these three major tenants. As of December 31, 1999, excluding these three anchor tenant spaces, Northland Center was approximately 56% leased. Excluding all the anchor space, the inline tenant space was approximately 75.6% occupied. Leases covering approximately 3.1%, 2.7% and 2.9% of the space (excluding the anchor stores) are scheduled to expire in 2000, 2001 and 2002, respectively.

         In July 1997, Montgomery Ward, a former tenant, declared bankruptcy. The Partnership continues its efforts to lease 117,500 square feet of the space vacated by Montgomery Ward. A significant amount of capital may be required to retenant this vacant space. This anchor vacancy as well as the age of the mall place Northland Center at a competitive disadvantage.

         On February 25, 2000, J.C. Penney announced that they would be closing 45 unprofitable department stores in their chain. On March 9, 2000, J.C. Penney provided a list of the stores that they intend to close. Included on that list was the Northland Center store, which is scheduled to be closed on June 1, 2000. J.C. Penney currently occupies 283,534 square feet at Northland Center and leases the building from a third party and ground leases the underlying land from another third party. Their lease expires on May 31, 2005, but their operating agreement expired in 1997. J.C. Penney is contractually obligated to pay rent and reimbursements through the end of their lease term. The Venture's portion of the anticipated amount of this obligation is approximately $750,000 per year. There are a number of tenants in Northland Center who have co-tenancy clauses in their leases that entitle them to terminate their respective leases or convert to percentage rent in the event that one or more anchor tenants vacate and/or the space remains vacant for a specified period of time. The anticipated closure of J.C. Penney on June 1, 2000 may trigger such clauses in the future and negatively impact the performance of the Property.

         In 1999, the Venture spent $676,000 in capital cost for HVAC/Central Plant, $443,000 on tenant improvements and leasing commissions, and approximately $47,000 on asbestos removal. In 2000, the Venture anticipates spending $36,000 on asbestos removal throughout Northland Center, $32,000 to replace 1,000 feet of failed underground electrical cable, and approximately $16,000 on HVAC/Central Plant.

         In 1999, as a result of the analysis that was performed by the Partnership as a basis for hold/sell recommendations for the Venture's properties, the Property was classified as held for sale. The Partnership is continuing its efforts to sell the Property. However, there is no certainty as to when the Property will be sold.

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

         The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaints filed in 1997 alleged that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. In August, 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from the Partnership were improperly characterized as a sale or financing proceeds rather than distributable cash. Defendants answered the complaint, denying any wrongdoing and filed a motion to dismiss the amended complaint on statute of limitations grounds. The court granted in part and denied in part defendants' motion to dismiss the amended complaint. Plaintiff's claim that defendants failed to distribute cash and part of plaintiff's mischaracterization claim remain in this case. Plaintiff has filed a motion for reconsideration. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. The Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

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

         The number of BAC Holders at March 6, 2000 was 10,374.

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


Period Ended                             Date Paid                                      Distribution per BAC
------------                             ---------                                      --------------------

December 31, 1990                        February 28, 1991                                     $0.25
June 30, 1991                            August 31, 1991                                       $0.50
December 31, 1991                        February 28, 1992                                     $0.50
June 30, 1992                            August 31, 1992                                       $0.662(1)
December 31, 1992                        February 28, 1993                                     $0.40
June 30, 1993                            ---                                                   $0.00
December 31, 1993                        February 28, 1994                                     $0.10(2)
June 30, 1994                            August 31, 1994                                       $0.10(2)
December 31, 1994                        February 28, 1995                                     $0.15(2)
June 30, 1995                            August 31, 1995                                       $0.15(2)
December 31, 1995                        February 29, 1996                                     $0.10(2)
June 30, 1996                            August 29, 1996                                       $0.10(2)
December 31, 1996                        February 28, 1997                                     $0.15(2)
June 30, 1997                            August 29, 1997                                       $2.70(3)
November 30, 1997                        December 23, 1997                                     $3.26(4)
December 31, 1997                        February 27, 1998                                     $2.75(5)
June 30, 1998                            August 31, 1998                                       $0.25
November 30, 1998                        December 21, 1998                                     $4.82(6)
December 31, 1998                        February 26, 1999                                     $0.45(7)

Period Ended                             Date Paid                                      Distribution per BAC
------------                             ---------                                      --------------------

January 31, 1999                         February 26, 1999                                     $1.61(8)
February 26, 1999                        March 12, 1999                                        $1.11(9)
July 31, 1999                            August 16, 1999                                       $1.55(10)
October 31, 1999                         November 17, 1999                                     $5.28(11)

(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westford Drive.

(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of a mortgage loan to the Second Merritt Seven Joint Venture on November 22, 1993.

(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell one of its properties, Brookdale Center.

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

(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the properties located at 1200 Whipple Road and 1345 Doolittle Drive.

(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive Property.

(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.

(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.

(10) The distribution made on August 16, 1999 to holders of record on July 23, 1999 represents sale or financing proceeds from the sale of the 300 Delaware Property.

(11) The distribution made on November 17, 1999 to holders of record on October 28, 1999 represents sale or financing proceeds from the sale of the 16/18 Sentry Park West Property.

See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1995, 1996, 1997, 1998 and 1999:

                          1999                 1998              1997               1996               1995
                          ----                 ----              ----               ----               ----

Total revenue             $14,999,504          $20,602,189       $25,206,185        $24,982,922        $24,374,185

Net income (loss)         ($9,571,754)(1)      $ 3,266,840        $8,112,151         $2,225,866         $4,760,605

Net income (loss)              ($1.68)               $0.57             $1.42              $0.39              $0.83
   per BAC

Cash distributions
   paid per BAC                $10.00                $7.82             $6.11              $0.20              $0.30

Total assets              $38,369,475         $105,777,298      $145,738,182       $171,967,228       $171,924,760

_____________
(1) Includes $18,905,658 loss to adjust the carrying value of Northland Center to its lower of cost or estimated net realizable value.

         The above selected financial data for the years 1995 through 1999 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At December 31, 1999, the Partnership had cash and cash equivalents of approximately $339,000. Such cash and cash equivalents are available for distribution to the extent not utilized for general working capital requirements and for capital needs at the Venture's Property. In addition, to the extent that cash distributions from the Partnership's interest in the Venture are insufficient, the payment or reimbursement of fees and expenses to the General Partners and their affiliates will be paid out of such cash and cash equivalents.

         The Partnership's policy is to maintain adequate cash reserves (taking into consideration reserves of the Venture) to enable it to meet short and long-term requirements. The Partnership's working capital reserves may be increased or decreased, from time to time, depending on the Managing General Partner's determination as to their adequacy.

         The Partnership owns an 80% interest in the Venture. At December 31, 1999, the Venture owned an undivided interest in Northland Center as a tenant in common with Equitable. Northland Center (originally a property that secured a zero coupon mortgage note of the Venture), was transferred to the Venture during 1994 in a deed in lieu of foreclosure transaction. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero

Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of approximately $18.9 million in 1999.

         At December 31, 1999, the Venture also had approximately $11.5 million in cash and cash equivalents. The Venture retained this amount primarily to fund potential capital expenditures that might have been required to retenant or reconfigure the Montgomery Ward and J.C. Penney buildings. J.C. Penney had expressed an interest in relocating to the smaller vacant Montgomery Ward space and another national anchor tenant had expressed interest in occupying a significant portion of the larger J.C. Penney space. The proposals related to this retenanting scenario involved a significant amount of capital expenditure to be incurred by the Venture. In March 2000, J.C. Penney announced that they would be closing their Northland Center store on June 1, 2000. At this time, it also appears to be highly unlikely that the other National anchor tenant with which the Venture was negotiating will agree to open a store in Northland Center. No other potential anchor tenant candidates have been identified. In light of this turn of events, the Venture has reevaluated its operating and working capital requirements and will retain approximately $3.0 million to cover potential operating and working capital expenses. The Partnership will distribute approximately $8.5 million on May 1, 2000 to BAC Holders of record as of March 1, 2000. The Partnership will continue to make periodic determinations of the advisability of distributing operating cash flow. For 1999, 1998 and 1997, the Partnership received distributions from the Venture totaling approximately $54.2 million, $43.1 million and $34.5 million, respectively.

         The Venture's remaining Property and the properties sold during 1999 were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. In aggregate, the Venture's Property is currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 80% to the Partnership and 20% to EREIM LP Associates as provided in the Joint Venture Agreement.

         The Partnership conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, on January 27, 1999 the Venture completed the sale of the Richland Mall property for $9.01 million, on July 23, 1999, the Venture completed the sale of the 300 Delaware property for $8.75 million and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million. In addition, at December 31, 1999, the Venture's only remaining property was classified as held for sale. While the Partnership Agreement provides that the term of the Partnership may extend until December 31, 2002, the Partnership's present intention is to sell the remaining Property in advance of the foregoing date.

         Cash provided by operating activities decreased approximately $3.6 million, or 40.9%, from $8.8 million in 1998 to $5.2 million in 1999. This decrease is due to (i) a decrease of approximately $5.7 million in tenant rentals received, (ii) a decrease of approximately $454,000 in interest received, offset by a decrease of approximately $1.9 million in cash paid for operating activities and a decrease of approximately $672,000 in cash distributions to minority interest. The decrease in tenant rentals and cash paid for operating activities is due primarily to the sales of 1200 Whipple and 1345 Doolittle in late 1998 and the sales of Richland Mall, 300 Delaware and 16/18 Sentry Park West in 1999. The decrease in interest received is due primarily to the payoff of the Jericho Village mortgage loan receivable on February 1, 1999.

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

Period Ended                 Date Paid                    Distribution per BAC
------------                 ---------                    --------------------

December 31, 1990            February 28, 1991                  $0.25
June 30, 1991                August 31, 1991                    $0.50
December 31, 1991            February 28, 1992                  $0.50
June 30, 1992                August 31, 1992                    $0.662(1)
December 31, 1992            February 28, 1993                  $0.40
June 30, 1993                --                                 $0.00
December 31, 1993            February 28, 1994                  $0.10(2)
June 30, 1994                August 31, 1994                    $0.10(2)
December 31, 1994            February 28, 1995                  $0.15(2)
June 30, 1995                August 31, 1995                    $0.15(2)
December 31, 1995            February 29, 1996                  $0.10(2)
June 30, 1996                August 29, 1996                    $0.10(2)
December 31, 1996            February 28, 1997                  $0.15(2)
June 30, 1997                August 29, 1997                    $2.70(3)
November 30, 1997            December 23, 1997                  $3.26(4)
December 31, 1997            February 27, 1998                  $2.75(5)
June 30, 1998                August 31, 1998                    $0.25
November 30, 1998            December 21, 1998                  $4.82(6)
December 31, 1998            February 26, 1999                  $0.45(7)
January 31, 1999             February 26, 1999                  $1.61(8)
February 26, 1999            March 12, 1999                     $1.11(9)
July 31, 1999                August 16, 1999                    $1.55(10)
October 31, 1999             November 17, 1999                  $5.28(11)

(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westford Drive.

(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of a mortgage loan to the Second Merritt Seven Joint Venture on November 22, 1993.

(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. The Partnership made a decision to distribute a major portion of the monies previously held following its decision to sell one of its properties, Brookdale Center.

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

(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the properties located at 1200 Whipple Road and 1345 Doolittle Drive.

(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive Property.

(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.

(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.

(10) The distribution made on August 16, 1999 to holders of record on July 23, 1999 represents sale or financing proceeds from the sale of the 300 Delaware Property.

(11) The distribution made on November 17, 1999 to holders of record on October 28, 1999 represents sale or financing proceeds from the sale of the 16/18 Sentry Park West Property.

         During 1997, 1998 and 1999, the Venture received approximately $133,000, $13,000 and $249,000, respectively, for early lease termination payments. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998 and 1999. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon the timing of disposition of properties as well as the need to allocate such funds to increase reserves.

         The Partnership is intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to the Partnership, following the earlier of the sale or other disposition of the remaining Property or the liquidation of the Partnership, EREIM LP Associates has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations.

Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by the Partnership to the BAC Holders totaled $146,139,456, or $26.94 per BAC, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified Minimum Return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

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

         Total real estate investments decreased approximately $66 million or 75.1%, from $87.8 million in 1998 to $21.8 million in 1999. This decrease is due to (i) the sales of Richland Mall, 300 Delaware and 16/18 Sentry Park West during 1999 with a combined book value of $41.9 million, (ii) valuation losses of $18.9 million which were recorded on Northland Mall during 1999, and (iii) the payoff of the Jericho Village mortgage loan receivable during 1999 of $6 million.

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

         Other assets did not change significantly from 1998 to 1999.

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

         Total liabilities decreased approximately $3.9 million, or 66.6%, from $5.8 million in 1998 to $1.9 million in 1999. The decrease is due primarily to $2.4 million in distributions declared as of December 31, 1998 compared to no distributions declared as of December 31, 1999. Additionally, capital expenditures of approximately $789,000 that were accrued as of December 31, 1998 were paid during 1999, offset by the accrual of approximately $198,000 of capital expenditures at December 31, 1999.

         Total liabilities decreased approximately $13.8 million, or 70.3%, from $19.6 million in 1997 to $5.8 million in 1998. The decrease is due primarily due to $14.9 million in distributions declared in 1997 compared to $2.4 million in distributions declared in 1998.

Results of Operations

         Rental income decreased approximately $5.3 million, or 26.4%, from $20 million in 1998 to $14.7 million in 1999. The decrease is due primarily to the sales of 1200 Whipple and 1345 Doolittle in late 1998 and the sales of Richland Mall, 300 Delaware, and 16/18 Sentry Park West in 1999, resulting in a decrease in rental income of approximately $4.7 million. Additionally, rental income decreased at Northland Center by approximately $430,000, due primarily to adjustments to prior year common area maintenance income resulting from the resolution of a tenant initiated common area maintenance audit, as well as revision of various expense recovery estimates. Rental income decreased approximately $4.5 million, or 18.3 %, from $24.5 million in 1997 to $20 million in 1998. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties during late 1997. Rental income for Brookdale Center and the Chicago industrial properties for 1997 was approximately $5.9 million, offset by an increase in rental income at 300 Delaware, Richland Mall and Northland Mall of approximately $700,000, $300,000 and $500,000, respectively.

         Lease termination rental income increased approximately $236,000, or 1,892%, from $13,000 in 1998 to $249,000 in 1999. The increase is due to approximately $129,000 of lease termination income recognized at Northland Mall and $120,000 of lease termination income recognized at 16/18 Sentry Park West during 1999, compared to approximately $13,000 of lease termination income recognized during 1998 at 300 Delaware.

         Lease termination rental income decreased approximately $120,000, or 90.5%, from $133,000 in 1997 to $13,000 in 1998. The decrease is due to approximately $13,000 of lease termination income recognized during 1998 at 300 Delaware compared to approximately $133,000 of lease termination income recognized during 1997 at Richland Mall.

         Interest on loans receivable decreased approximately $564,000, or 92%, from $615,000 in 1998 to $51,000 in 1999. This decrease is due to the payoff of the Jericho Village mortgage loan on February 1, 1999.

         Interest on loans receivable did not change from 1997 to 1998.

         Real estate operating expenses decreased approximately $1.1 million , or 14.2%, from $8.1 million in 1998 to $7 million in 1999. This decrease is due primarily to the sales of 1200 Whipple and 1345 Doolittle in late 1998, and the sales of Richland Mall, 300 Delaware and 16/18 Sentry Park West in 1999, resulting in a decrease in real estate operating expenses of approximately $1.2 million.

         Real estate operating expenses decreased approximately $1.5 million, or 15.9% from $9.7 million in 1997 to $8.1 million in 1998. This decrease is due primarily to the sale of Brookdale Center in late 1997, resulting in a decrease in real estate operating expenses of approximately $1.6 million.

         Depreciation and amortization expense decreased approximately $2.1 million, or 72.9%, from $2.9 million in 1998 to $789,000 in 1999. This decrease is due to the reclassification of Northland Mall to held for sale during 1999, on which the recognition of depreciation expense was suspended.

         Depreciation and amortization expense decreased approximately $1.4 million, or 32.1%, from $4.3 million in 1997 to $2.9 million in 1998. Approximately $1 million of this decrease is due to the reclassification of properties to held for sale during 1998, on which the recognition of depreciation expense was suspended, and approximately $393,000 of this decrease is due to the sale of Brookdale Center and the Chicago Industrial properties during late 1997.

         Loss on write-down of real estate assets increased approximately $10.8 million, or 105%, from $10.2 million in 1998 to $20 million in 1999. The increase is due to the writedowns of $20 million recorded for Northland Center and 300 Delaware during 1999 compared to writedowns of $10.2 million recorded for Richland Mall, 300 Delaware, and 1850 Westfork in 1998.

         Loss on write-down of real estate assets increased approximately $10.2 million, or 100%, from a zero balance in 1997 to $10.2 million in 1998. The increase is due to writedowns of $10.2 million recorded for Richland Mall, 300 Delaware, and 1850 Westfork in 1998 compared to no writedowns in 1997.

         Asset management fees decreased approximately $250,000, or 40.8%, from $612,000 in 1998 to $362,000 in 1999. The decrease is due primarily to the sales of Richland Mall, 300 Delaware, and 16/18 Sentry Park West in 1999 as well as the sales of 1200 Whipple, 1345 Doolittle, and 1850 Westfork properties in late 1998.

         Asset management fees decreased approximately $135,000, or 18.1%, from $747,000 in 1997 to $612,000 in 1998. The decrease is due primarily to the sale of Brookdale Center in late 1997.

         General and administrative expenses decreased approximately $385,000, or 48.2%, from $797,000 in 1998 to $412,000 in 1999. The decrease is due primarily to a $241,000 decrease in guaranty fees and partnership administration fees incurred in 1999 due to a reduction in Adjusted Capital Contributions. In addition, the remaining difference of $144,000 is due primarily to decreased legal fees incurred by the Partnership in 1999.

         General and administrative expenses increased approximately $72,000, or 9.9%, from $725,000 in 1997 to $797,000 in 1998. The increase is due primarily to increased legal fees during 1998 offset by a $150,000 reduction in guaranty fees and partnership administration fees incurred in 1998 due to a reduction in Adjusted Capital Contributions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 1999, the Partnership had no material exposure to market risk.

Year 2000

         As of March 30, 2000, the Partnership and the Venture have not experienced any material disruptions of their internal computer systems or software applications, and have not experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets, December 31, 1999 and 1998.

                  Consolidated Statements of Operations for the years ended
                           December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1999, 1998 and 1997.

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

Managing General Partner

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate, which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth., Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, the Venture, and the properties that Equitable Real Estate has historically provided to the Managing General Partner. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

         The names and titles of the directors and officers of the Managing General Partner as of March 30, 2000 are as follows:

Name                           Age           Office
----                           ---           ------

Peter D. Noris                  45      Director
Anthony C. Pasquale             53      Director
Joseph A. DeLuca                54      President, Chief Executive Officer
                                        and Director
Thomas P. Kennedy               43      Vice President
Linda M. Hart                   38      Vice President and Treasurer
Debra L. Keller                 42      Vice President and Assistant Treasurer
J. Mark Hillis                  36      Vice President
Michael L. Jacobson             46      Vice President
Bruce Polifka                   42      Vice President
Thomas A. McKean                38      Secretary
Debbie J. Newmark               33      Vice President and Assistant Secretary

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

         Mr. DeLuca has been the Director of Real Estate Investments for Equitable since June 1999, overseeing a portfolio of approximately $7 billion in real estate projects, equities, mortgages, CMBS, and REIT Securities. Mr. DeLuca's career in the real estate industry has spanned over 20 years including Division Executive of the Chase Real Estate Finance Group. He also previously served as the head of Real Estate Finance for Chemical Banking Corporation both prior to and subsequent to the merger of Chemical with the Manufacturers Hanover Corporation.

         Thomas P. Kennedy has been Vice President of the Managing General Partner since August 1999. Mr. Kennedy is a Principal of Lend Lease, where he is a portfolio manager in charge of Insurance Company Operations. Mr. Kennedy joined Equitable in 1982 and has held various management positions at Lend Lease throughout his career.

         Linda M. Hart has been Vice President and Treasurer of the Managing General Partner since September 1999. Ms. Hart is also a Principal of Lend Lease, where she is Senior Operating Officer for the Insurance Company and Debt Business Units. Ms. Hart joined Equitable in 1987 as a member of the finance department. Before she joined Equitable, she was employed by Price Waterhouse as a senior auditor.

         Debra L. Keller has been Vice President and Assistant Treasurer of the Managing General Partner since September 1999. Ms. Keller is a Vice President of Lend Lease, responsible for overseeing the accounting and financial reporting of one of five business units containing several equity real estate portfolios. Ms. Keller has been with Lend Lease since April 1986.

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

         Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of Lend Lease since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Equitable in 1976 in the accounting area and has held various management positions.

         Thomas A. McKean became Secretary of the Managing General Partner in early 1998. He has been a Vice President and Secretary of Lend Lease since January 1, 1999 and a member of the legal department at Lend Lease since January, 1993.

         Debbie J. Newmark has been Vice President and Assistant Secretary of the Managing General Partner since March 1998. Ms. Newmark joined Lend Lease in January 1998 as a Paralegal and was appointed Assistant Secretary in April, 1998.

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

         The names and dates of election of the directors and executive officers of the general partner of the Associate General Partner as of March 21, 2000 are as follows:

Name                                     Age                Office
----                                     ---                ------

Allen N. Jones............................58                Chairman, Chief Executive Officer  and Director
James V. Caruso...........................48                Executive Vice President and Director
Rosalie Y. Goldberg.......................62                President, Chief Operating Officer and Director
Michael E. Lurie..........................56                Vice President and Director
Steven N. Baumgarten......................44                Vice President and Director
Michael A. Gabriel........................43                Vice President and Treasurer

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

         Rosalie Y. Goldberg has been President and Chief Operating Officer since December 1998, was Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Ms. Goldberg joined Merrill Lynch in 1975 and is a First Vice President of its Private Client Group. Since February 1995, she has served as Senior Director of the Special Investments Group. Ms. Goldberg is also an officer and Director of ML Private Equity Inc., and certain other Merrill Lynch affiliates which serve as general partners or managers of various Merrill Lynch limited partnerships and other entities.

         Michael E. Lurie has been Vice President since January 1997 and a Director of the Associate General Partner since February 1997. Mr. Lurie joined Merrill Lynch in 1970 and is a First Vice President of its Corporate Credit Department and the Director of the Asset Recovery

Management Group. Prior to his present position, Mr. Lurie has held several senior positions at Merrill Lynch.

         Michael A. Gabriel has been a Vice President and Treasurer of the Associate General Partner since December 1998. Mr. Gabriel first joined Merrill Lynch in 1985 and has been a Tax Specialist in Merrill Lynch's Partnership Analysis and Finance Group at MLPF&S since June 1998 where he also serves as Treasurer of certain Merrill Lynch limited partnerships for which Merrill Lynch affiliates act as general partner.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The Initial Limited Partner, an affiliate of the Associate General Partner, is the record owner of substantially all of the Interests in the Partnership, although it has assigned such Interests to BAC Holders. In its capacity as record owner of the Interests, the Initial Limited Partner has no authority to transact business for, or to participate in the activities and decisions of, the Partnership. As of March 21, 2000, MLPF&S was the record owner of approximately 66% of the BACs, holding such BACs in a nominee capacity and having no beneficial interest in the BACs. Otherwise, there is no person known to the Partnership who owns beneficially or of record more than five percent of the BACs of the Partnership. Neither of the General Partners owns any BACs of the Partnership. The directors and officers of the Managing General Partner and the general partner of the Associate General Partner, as a group, own no BACs.

         There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)       1.      The following financial statements are filed with
                  this report on the pages indicated:

                                                                            Page

Independent Auditors' Report...............................................   1

Consolidated Balance Sheets, December 31, 1999 and 1998....................   2

Consolidated Statements of Operations for the years
   ended December 31, 1999, 1998 and 1997..................................   3

Consolidated Statements of Partners' Capital for the
   years ended December 31, 1999, 1998 and 1997............................   4

Consolidated  Statements of Cash Flows for the years
   ended December 31, 1999, 1998 and 1997..................................   5

Notes to Consolidated Financial Statements.................................   7


          2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                            Page
Consolidated Supplemental Schedules:

Real Estate and Accumulated Depreciation as of December 31, 1999 and for the
   years ended December 31, 1999, 1998 and 1997 (Schedule III).............   20

Mortgage Loans on Real Estate as of December 31, 1999 and for
   the years ended December 31, 1999, 1998 and 1997 (Schedule IV)..........   21

                  All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

         3.       Exhibits
                           See Item 14(c) below.

(b) The Partnership filed a Current Report on Form 8-K on October 28, 1999, pursuant to which the sale of the Venture's property, 16/18 Sentry Park West, was reported. In connection with the filing of the preceding report, the Partnership filed a pro forma consolidation balance sheet as of September 30, 1999 and a pro forma consolidation statement of operations for the nine months ended September 30, 1999.

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

         10.      Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and The Rubenstein Company, L.P. dated April
                           21, 1999.

                  (b) Purchase and Sale Agreement between EML Associates and Income Growth Fund II, Inc. dated August 20, 1999.

                  (c) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1998 10-K).

                  (d) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to
                           Exhibit 10(b) to the 1998 10-K).

                  (e) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (f) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (g) Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                  (h) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (i) Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to
                           Exhibit 10(e) to the 1987 10-K).

                  (j) Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (k) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (l) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (m) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (n) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                       Consolidated Financial Statements
                       as of December 31, 1999 and 1998,
                            and for the Years Ended
                       December 31, 1999, 1998, and 1997,
                      Consolidated Supplemental Schedules
                   as of December 31, 1999 and for the Years
                    Ended December 31, 1999, 1998, and 1997,
                        and Independent Auditors' Report

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                               TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT ................................................  1
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999
 AND 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998,
 AND 1997:
 Balance Sheets .............................................................  2
 Statements of Operations ...................................................  3
 Statements of Partners' Capital ............................................  4
 Statements of Cash Flows ...................................................  5
 Notes to Consolidated Financial Statements .................................  7
CONSOLIDATED SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1999
 AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997:
 Schedule III - Real Estate Held for Investment and Accumulated Depreciation. 20
 Schedule IV - Mortgage Loans on Real Estate ................................ 21

                          INDEPENDENT AUDITORS' REPORT

ML/EQ Real Estate Portfolio, L.P.:

         We have audited the accompanying consolidated balance sheets of ML/EQ Real Estate Portfolio L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

         Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as whole. The consolidated supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Partnership's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.



/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia

March 24, 2000

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                    ASSETS                         1999            1998
                                                                -----------    ------------
REAL ESTATE INVESTMENTS:
  Rental properties, held for sale (Note 4)..................    $21,814,303   $ 41,915,300
  Rental properties, net of accumulated
    depreciation (Note 3)....................................                    39,873,242
  Mortgage loan receivable (Note 6)..........................                     6,000,000
                                                                 -----------   ------------
    Total real estate investments............................     21,814,303     87,788,542

OTHER ASSETS:
  Cash and cash equivalents..................................     11,809,525     11,939,314
  Accounts receivable and accrued investment
    income, net of allowance for doubtful accounts
    of $727,534 in 1999 and $598,018 in 1998.................      3,038,359      2,892,290
  Deferred rent concessions..................................        608,330        809,836
  Guaranty fee, net of accumulated amortization of
    $2,937,964 in 1999 and $2,669,713 in 1998
    (Notes 7 and 8)..........................................        804,751      1,073,002
  Deferred leasing costs, net of accumulated
    amortization of $137,636 in 1998.........................                       302,184
  Prepaid expenses and other assets..........................        240,060        875,369
  Interest receivable........................................         50,676         96,112
  Due from affiliates........................................          3,471            649
                                                                 -----------   ------------
    Total other assets........................................    16,555,172     17,988,756
                                                                 -----------   ------------
                                                                 $38,369,475   $105,777,298
                                                                 ===========   ============


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and other accrued expenses.................   $ 1,092,148   $  1,758,841
  Accrued capital expenditures................................       198,189        788,395
  Distributions declared......................................                    2,440,901
  Due to affiliates (Notes 7 and 8)...........................       195,187        480,453
  Security deposits and unearned rent.........................       454,055        343,922
                                                                  ----------   ------------
    Total liabilities.........................................     1,939,579      5,812,512

MINORITY INTEREST IN THE VENTURE..............................    29,861,970     32,023,757

COMMITMENTS AND CONTINGENCIES
  (Notes 7 and 12)

PARTNERS' CAPITAL
  General partners..............................................   2,234,711      2,713,299
  Initial limited partner.......................................       6,088          6,507
  Limited partners (5,424,225 BACs issued
    and outstanding)............................................   4,327,127     65,221,223
                                                                 -----------   ------------
    Total partners' capital.....................................   6,567,926     67,941,029
                                                                 -----------   ------------
                                                                 $38,369,475   $105,777,298
                                                                 ===========   ============

                 See notes to consolidated financial statements

                                     - 2 -

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                              1999                   1998                 1997
REVENUE:
 Rental income (Note 10)..........................               $14,699,265          $19,974,688          $24,458,345
 Lease termination income (Note 10)...............                   248,989               12,501              132,840
 Interest on loans receivable (Note 6)............                    51,250              615,000              615,000
                                                     -----------------------  -------------------  -------------------
  Total revenue                                                   14,999,504           20,602,189           25,206,185

OPERATING EXPENSES:
 Real estate operating expenses...................                 6,970,028            8,125,398            9,664,185
 Depreciation and amortization....................                   789,345            2,907,869            4,282,026
 Real estate taxes................................                 1,812,913            1,867,477            3,076,092
 Property management fees (Note 8)................                   328,644              434,224              554,471
 Loss on write-down of real estate assets.........                21,020,338           10,243,677
 Asset management fees (Note 8)...................                   361,999              611,923              747,302
 Amortization of guarantee fee (Note 8)...........                   268,251              268,251              268,251
 General and administrative, including $122,843 in
   1999, $364,034 in 1998, and $513,696 in 1997
   to affiliates (Note 8).........................                   412,537              797,052              725,258
                                                     -----------------------  -------------------  -------------------
  Total operating expenses........................                31,964,055           25,255,871           19,317,585
                                                     -----------------------  -------------------  -------------------
INCOME (LOSS) FROM OPERATIONS.....................               (16,964,551)          (4,653,682)           5,888,600

OTHER INCOME:
 Gain on sale of real estate (Note 3).............                 4,540,599            8,501,691            3,288,138
 Interest and other nonoperating income...........                   690,411              605,329            1,369,424
                                                     -----------------------  -------------------  -------------------
  Total other income..............................                 5,231,010            9,107,020            4,657,562
                                                     -----------------------  -------------------  -------------------
INCOME (LOSS) BEFORE MINORITY INTEREST............               (11,733,541)           4,453,338           10,546,162

MINORITY INTEREST IN NET (INCOME) LOSS OF
CONSOLIDATED VENTURE..............................                 2,161,787           (1,186,498)          (2,434,011)
                                                     -----------------------  -------------------  -------------------
NET INCOME (LOSS).................................              $(9,571,754)           $3,266,840           $8,112,151
                                                     =======================  ===================  ===================
ALLOCATION OF NET INCOME (LOSS):
 General partners.................................                 $(478,588)            $163,342             $405,608
 Initial limited partner..........................                      (419)                 143                  355
 Limited partners.................................                (9,092,747)           3,103,355            7,706,188
                                                     -----------------------  -------------------  -------------------
                                                                 $(9,571,754)          $3,266,840           $8,112,151
                                                     =======================  ===================  ===================
NET INCOME (LOSS) PER BENEFICIAL ASSIGNEE
CERTIFICATE.......................................                    $(1.68)               $0.57                $1.42
                                                     =======================  ===================  ===================
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE
CERTIFICATES OUTSTANDING..........................                 5,424,225            5,424,225            5,424,225
                                                     =======================  ===================  ===================

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL





                                                                                  INITIAL
                                                                GENERAL           LIMITED           LIMITED
                                                               PARTNERS           PARTNER           PARTNERS            TOTAL
BALANCE - December  31, 1996.............................       $2,144,349            $6,747      $131,598,401      $133,749,497

 Net income..............................................          405,608               355         7,706,188         8,112,151
 Cash distributions......................................                               (675)      (32,328,381)      (32,329,056)
 Distributions declared..................................                                          (14,916,619)      (14,916,619)
                                                            --------------    --------------    --------------    --------------
BALANCE - December  31, 1997.............................        2,549,957             6,427        92,059,589        94,615,973

 Net income..............................................          163,342               143         3,103,355         3,266,840
 Cash distributions......................................                                (63)      (27,500,820)      (27,500,883)
 Distributions declared..................................                                           (2,440,901)       (2,440,901)
                                                            --------------    --------------    --------------    --------------
BALANCE - December  31, 1998.............................        2,713,299             6,507      $ 65,221,223      $ 67,941,029

 Net loss................................................         (478,588)             (419)       (9,092,747)       (9,571,754)
 Cash distributions......................................                                          (51,801,349)      (51,801,349)
                                                            --------------    --------------    --------------    --------------
BALANCE - December  31, 1999.............................       $2,234,711            $6,088      $  4,327,127      $  6,567,926
                                                            ==============    ==============    ==============    ==============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                          1999            1998            1997
OPERATING ACTIVITIES:
 Tenant rentals received..........................    $ 14,611,314    $ 20,321,183    $ 24,621,341
 Interest received................................         787,097       1,241,154       1,987,680
                                                     --------------  --------------  --------------
   Cash received from operations..................      15,398,411      21,562,337      26,609,021

 Cash paid for operating activities...............     (10,205,593)    (12,101,580)    (15,312,228)
 Cash distributions to minority interest..........                        (671,591)     (3,820,000)
                                                     --------------  --------------  --------------
   Net cash provided by operating activities......       5,192,818       8,789,166       7,476,793

INVESTING ACTIVITIES:
 Net proceeds from sales of real estate properties      45,566,392      28,587,487      25,383,260
 Repayment of mortgage loan receivable............       6,000,000
 Purchases and additions to rental properties.....      (2,603,006)     (3,966,097)     (5,157,525)
 Expenditures for deferred leasing costs..........         (43,743)       (310,643)       (613,395)
                                                     --------------  --------------  --------------
   Net cash provided by investing activities......      48,919,643      24,310,747      19,612,340

FINANCING ACTIVITIES - Cash distributions to
 limited partners.................................     (54,242,250)    (42,417,502)    (33,142,690)
                                                     --------------  --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........        (129,789)     (9,317,589)     (6,053,557)

CASH AND CASH EQUIVALENTS:
 Beginning of year................................      11,939,314      21,256,903      27,310,460
                                                     --------------  --------------  --------------
 End of year......................................    $ 11,809,525    $ 11,939,314    $ 21,256,903
                                                     ==============  ==============  ==============
                                                                                        (Continued)

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                               1999            1998            1997
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income (loss).....................................    $(9,571,754)    $ 3,266,840     $ 8,112,151
 Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
  Depreciation and amortization........................      1,057,596       3,176,120       4,550,277
  Minority interest in Venture operations..............     (2,161,787)      1,186,498       2,434,011
  Cash distributions to minority interest..............                       (671,591)     (3,820,000)
  Loss on write-down of real estate assets.............     21,020,338      10,243,677
  Gain on sale of real estate..........................     (4,540,599)     (8,501,691)     (3,288,138)
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income....       (146,069)        471,926          28,043
  Interest receivable..................................         45,436          20,825           3,258
  Deferred rent concessions............................       (301,004)        201,692        (155,855)
  Due from affiliates..................................         (2,822)          9,941          (5,330)
  Prepaid expenses and other assets....................        635,309         (67,773)       (123,676)
  Changes in liabilities increase (decrease):
   Accounts payable and other accrued expenses.........       (666,693)        (58,594)       (437,242)
   Due to affiliates...................................       (285,266)       (149,080)         21,326
   Security deposits and unearned rent.................        110,133        (339,624)        157,968
                                                           -----------     -----------     -----------
    Total adjustments..................................     14,764,572       5,522,326        (635,358)
                                                           -----------     -----------     -----------
    Net cash provided by operating activities..........    $ 5,192,818     $ 8,789,166     $ 7,476,793
                                                           ===========     ===========     ===========


SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:
The Venture accrued $198,187 and $788,395 in capital expenditures that were not paid before December 31, 1999 and 1998, respectively.

                See notes to consolidated financial statements.      (Concluded)

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1999 AND 1998, AND FOR THE
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

     Total capital contributions to the Partnership are summarized as follows:



     General partners ..............................        $       25,000
     Initial limited partner .......................                 5,000
     Limited partners ..............................           108,484,500
                                                            --------------
     Total .........................................        $  108,514,500
                                                            ==============

     The Managing General Partner was a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("ERE"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold ERE to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Partnership, the Venture and the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

     Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and the Venture. EREIM LP Associates' 20% ownership in the Venture is reflected as a minority interest in the Partnership's consolidated financial statements. The Venture's investment in Northland Center and Brookdale Center represent a tenant in common interest with Equitable. These investments are reflected using the proportionate consolidation method in accordance with standard industry practice. All significant intercompany accounts are eliminated in consolidation.

     Allocation of Partnership Income - Partnership net income was allocated 99% to the limited partners as a group and 1% to the general partners until 1990 at which time the Partnership paid the final portion of the acquisition/syndication fees to the general partners. Since 1990, partnership net income has been allocated 95% to the limited partners as a group and 5% to the general partners, consistent with the provisions in the limited partnership agreement for the allocation of distributable cash (see
     Note 9).

     Rental Properties - At December 31, 1998, rental properties were stated at cost. Cost was allocated between land and buildings based upon preacquisition appraisals of each property. Impairment was determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum was less than the depreciated cost of the property, the property was written down to estimated fair market value.

     Rental Properties Held for Sale - Rental properties are classified as held for sale when management, having authority to approve the action, commits to a plan to sell rental properties and all of the criteria for classifying such properties as held for sale in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, have been met. Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

     Depreciation - Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements and leasing commissions are amortized using the straight-line method over the life of the related lease.

     Rental Income - Rental income is recognized on a straight-line basis over the terms of the leases.

     Deferred Rent Concessions - Deferred rent concessions include the excess of straight-line minimum base rentals over contractual minimum base rentals.

     Mortgage Loan Receivable - The mortgage loan receivable is stated at cost (see Note 6).

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Offering Costs - Offering costs, including the acquisition/syndication fee payable to the general partners and other offering and issuance costs of the BACs totaling $11,037,537, were charged against the limited partners' capital in accordance with the provisions of the Partnership Agreement, following the investor closings in 1988.

     Guaranty Fees - Guaranty fees are being recognized as expense over the estimated life of the Partnership through a combination of the amortization of the nonrecurring portion of the fees incurred during the first three years of the Partnership and the expense of the recurring portion of the fees as incurred (see Note 8).

     Cash and Cash Equivalents - Cash equivalents include cash, demand deposits, money market accounts, and highly liquid short-term investments purchased with original maturities of three months or less.

     Income Taxes - No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

     Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Partnership and has concluded that the estimated fair market value of the Partnership's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

3.   RENTAL PROPERTIES

     As of December 31, 1999, the Partnership's total rental properties consisted of the following:


                                                        RENTABLE    PERCENTAGE
                                                       SQUARE FEET    LEASED
                                                       (UNAUDITED)
     RETAIL
     Northland Center*        Southfield, Michigan         558,279      56%

     * See Note 4,  Rental properties held for sale

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


     The costs related to the rental properties held for investment at December 31, 1998 are summarized below:


     Land..................................................          $ 7,424,476
     Buildings and improvements............................           38,035,394
                                                                 ---------------
     Total.................................................           45,459,870
     Accumulated depreciation..............................           (5,586,628)
                                                                 ---------------
     Net rental properties.................................          $39,873,242
                                                                 ===============

     Retail................................................          $45,459,870
     Accumulated depreciation..............................           (5,586,628)
                                                                 ---------------
     Net rental properties.................................          $39,873,242
                                                                 ===============

     During 1999, the Venture consummated the sale of Richland Mall, 300 Delaware and 16/18 Sentry Park West.


                                                                                  GAIN (LOSS)
     PROPERTY                  SALES PRICE     COST TO SELL     NET PROCEEDS        ON SALE
     Richland Mall               $ 9,010,000       $  291,894      $ 8,718,106       $  (71,562)
     300 Delaware                  8,750,000          322,273        8,427,727         (141,417)
     16/18 Sentry Park West       29,050,000          629,441       28,420,559        4,753,578
                             ---------------  ---------------  ---------------  ---------------
                                 $46,810,000       $1,243,608      $45,566,392       $4,540,599
                             ===============  ===============  ===============  ===============

     During 1998, the Venture consummated the sale of 1200 Whipple Road,
     1345 Doolittle Drive, and 1850 Westfork Drive. Information related to these transactions is as follows:


                                                                          GAIN (LOSS)
     PROPERTY                 SALES PRICE   COST TO SELL  NET PROCEEDS      ON SALE
     1200 Whipple Road and
       1345 Doolittle Drive    $26,512,375      $413,288    $26,099,087    $8,543,703
     1850 Westfork Drive         2,600,000       111,600      2,488,400       (19,785)
     Other selling costs                          22,227                      (22,227)
                             -------------  ------------  -------------  ------------
                               $29,112,375      $547,115    $28,587,487    $8,501,691
                             =============  ============  =============  ============

     During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)





     PROPERTY              SALES PRICE    COST TO SELL   NET PROCEEDS   GAIN ON SALE
     Brookdale Center       $17,793,352        $ 59,092    $17,734,260     $1,918,951
     Chicago Industrials      7,860,000         211,000      7,649,000      1,369,187
                          -------------  --------------  -------------  -------------
                            $25,653,352        $270,092    $25,383,260     $3,288,138
                          =============  ==============  =============  =============

4.   RENTAL PROPERTIES HELD FOR SALE

     At December 31, 1999, Northland Center is classified as held for sale.
     The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $18,905,658 in 1999. Prior to being sold in 1999 (see Note 3), 300 Delaware was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $2,114,680.

     At December 31, 1998, Richland Mall, 300 Delaware, and 16/18 Sentry
     Park West properties were classified as held for sale. The carrying values of Richland Mall and 300 Delaware were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $5,155,515 and $4,438,162, respectively, recorded during 1998.

     Rental properties held for sale consist of the following at December 31, 1999 and 1998:


                                               1999           1998
     Retail..............................  $21,814,303    $ 8,736,450
     Office..............................                  10,235,545
     Industrial..........................                  22,943,305
                                           -----------    -----------
     Total                                 $21,814,303    $41,915,300
                                           ===========    ===========

5.   ZERO COUPON MORTGAGE NOTES RECEIVABLE

     Brookdale Center

     The Venture held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note is Brookdale Center, located outside Minneapolis, Minnesota. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers, L.P.).

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000, of which the Venture's portion was approximately $17,793,000.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)



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

7.   GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1999, resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no further distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of December 31, 1999, would be limited to $73,813,456, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by the Partnership to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)



     distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

8.   COMPENSATION AND FEES

     Acquisition/Syndication Fee - The acquisition/syndication fee was paid to the general partners for initial acquisition, management, and administrative services to the Partnership. The fee was 8.7% of the proceeds from the offering of BACs, which amounted to $9,438,152 based upon the total number of BACs sold and has been included in the offering costs charged to limited partners' capital. The outstanding balance of this fee was paid to the general partners in August 1990.

     Asset Management Fees:

          Venture supervisory fee - The Venture supervisory fee is payable to the Managing General Partner for supervising the Partnership's investment in the Venture. The fee is payable semiannually in an amount equal to .75% per annum of the Partnership's allocable share of the acquisition price of properties owned by the Venture. For each of the years ended December 31, 1999, 1998, and 1997, the total expense for this fee was $361,999, $602,323, and $737,702, respectively.

          Mortgage loan servicing fee - The mortgage loan servicing fee is payable to the Managing General Partner for servicing mortgage loans owned by the Venture. The fee is payable semiannually in an amount equal to .20% per annum of the outstanding principal amount of the Partnership's allocable share of fixed-rate first mortgage loans and .20% per annum of the Partnership's allocable share of the accreted amount of zero coupon mortgage notes at the time of acquisition or contribution to the Venture. For each of the years ended December 31, 1999, 1998, and 1997, the total expense for this fee was $800, $9,600, and $9,600, respectively.

     Partnership Administration Fee - The Partnership administration fee is payable to the Associate General Partner as compensation for providing investor services limited to processing investor information and disseminating Partnership reports and tax information. The fee is payable on a semiannual basis at an annual rate of .15% per annum of the average annual adjusted capital contributions of the offering of BACs. For the years ended December 31, 1999, 1998, and 1997, the total expense for this fee was $36,853, $109,210, and $154,109, respectively.

     Property Management Fees - Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail,

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)



     Inc. ("Retail"), which were affiliates of Lend Lease. As discussed in
     Note 1, until June 10, 1997, ERE, the predecessor company to Lend Lease, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). Compass and Retail earned approximately $292,713 and $396,440 in property management fees for properties managed for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $58,698 and $276,314 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of $1,321,615 and $1,785,133 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture paid construction management fees to Compass and Retail of $11,829 for the year ended December 31, 1997. The construction management fees were capitalized as a portion of the construction projects to which they related.

     Guaranty Fee - The guaranty fee is payable to the Venture in consideration of the assignment of the guaranty agreement. The fee was initially paid in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds plus .35% of average annual adjusted capital contributions. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of the offering of BACs. The guaranty fee is assigned to EREIM LP Associates. The total of the recurring portion of the guaranty fee which is included in general and administrative expense on the statement of operations was $85,990, $254,824, and $359,587, for the years ended December 31, 1999, 1998, and 1997, respectively. The amortization expense on the nonrecurring portion of the fee was $268,251 in each of the years ended December 1999, 1998, and 1997.

     Disposition Fee - The disposition fee is payable to the Managing
     General Partner in the case of a sale of a property. Upon distribution of the proceeds of the sale to the limited partners, the fee is payable in the amount of 1.50% of the aggregate gross proceeds received by the Partnership. The Managing General Partner will not receive any portion of the disposition fee which, when combined with amounts paid to all other entities as real estate brokerage commissions in connection with the sale, exceeds 6% of the aggregate gross sale proceeds. Such amounts shall not be payable until such time as the BAC holders and limited partners as a class have received distributions of sale or financing proceeds in a cumulative amount equal to their capital contributions. The disposition fees related to all of the properties sold during 1999, 1998, and 1997 have been deferred, without interest, until such time as the required distributions to BAC holders and limited partners are met, and therefore, have not been accrued.

9.   PARTNERSHIP AGREEMENT

     The general partners are liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


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

10.  LEASES

     Future minimum rentals to be received for the properties under noncancellable operating leases in effect as of December 31, 1999 are as follows:


               YEAR ENDING
               DECEMBER 31,
               2000...........................     $   3,678,152
               2001...........................         3,386,857
               2002...........................         2,947,740
               2003...........................         2,355,069
               2004...........................         2,129,480
               Thereafter.....................         5,368,201
                                                   -------------
               Total..........................     $  19,865,499
                                                   =============

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $6,036,240, $6,948,710, and $9,172,055, for the years ended December 31,
     1999, 1998, and 1997, respectively.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1999, 1998, and 1997 totaled $448,308, $532,987, and $621,290, respectively.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


     Information with respect to significant individual leases is as follows:

          o Hudson's Department Store, J.C. Penney, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, and 117,000 square feet, respectively, are not included in the gross leasable area of the mall.

11.  TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partners' capital for financial reporting purposes to net worth on a tax basis:


                                                     1999             1998            1997
     Financial net income (loss)..............     $(9,571,754)     $ 3,266,840     $ 8,112,151
     Net book to tax difference from
       investment in joint venture............       4,386,094        9,937,073       1,899,092
                                                --------------   --------------  --------------
           Taxable net income (loss)               $(5,185,660)     $13,203,913     $10,011,243
                                                ==============   ==============  ==============

     Capital balance, financial reporting.....     $ 6,567,926      $67,941,028     $94,615,973
     Cumulative book to tax income differences
       from investment in joint venture.......      17,295,934       12,909,840       2,972,767
                                                --------------   --------------  --------------
           Net worth, tax basis...............     $23,863,860      $80,850,868     $97,588,740
                                                ==============   ==============  ==============

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

     The Plaintiffs purport to sue on behalf of a class of all limited partners of the Partnership who purportedly have been or will be adversely affected by the conduct of the defendants. The complaints filed in 1997 alleged that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate the Partnership's cash flow so as to limit certain defendants' exposure under the guarantee agreement, and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


     all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from the Partnership were improperly characterized as a sale or financing proceeds rather than distributable cash. Defendants answered the complaint, denying any wrongdoing, and filed a motion to dismiss the amended complaint on statute of limitation grounds. The court granted in part, and denied in part, defendants' motion to dismiss the amended complaint. Plaintiff's claim that the defendants failed to distribute cash and part of Plaintiff's mischaracterization claim remain in this case. Plaintiff filed a motion for reconsideration. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership.

13.  SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures are as follows:


                                                                                  MORTGAGE      CORPORATE/
                                    RETAIL          OFFICE         INDUSTRIAL       LOANS         OTHER          TOTAL
     REVENUES
       1999......................$ 10,644,097    $ 4,276,899       $   27,258     $  51,250                   $ 14,999,504
       1998......................  12,459,404      5,421,059        2,106,726       615,000                     20,602,189
       1997......................  16,640,481      4,561,285        3,389,419       615,000                     25,206,185

     DEPRECIATION AND AMORTIZATION
       1999......................     789,345                                                   $   268,251      1,057,596
       1998......................   1,752,972        872,814          282,083                       268,251      3,176,120
       1997......................   2,060,390      1,504,364          717,272                       268,251      4,550,277

     LOSS ON WRITE-DOWN OF ASSETS
       1999......................  18,905,658      2,114,680                                                    21,020,338
       1998......................   5,155,515      4,438,162          650,000                                   10,243,677
       1997......................

     INCOME (LOSS) BEFORE MINORITY INTEREST
       1999...................... (16,338,003)     5,081,542           27,715        51,250       (556,045)    (11,733,541)
       1998......................  (1,604,845)    (2,550,793)       9,174,617       615,000     (1,180,641)      4,453,338
       1997......................   6,446,193        512,146        3,468,153       615,000       (495,330)     10,546,162

     IDENTIFIABLE ASSETS
       1999......................  26,162,056         11,589                                    12,195,830      38,369,475
       1998......................  53,639,378     34,106,638           73,906     6,000,000     11,957,376     105,777,298
       1997......................  59,299,579     37,123,336       21,325,610     6,000,000     21,989,657     145,738,182

     CAPITAL EXPENDITURES
       1999......................   1,333,880        722,663                                                     2,056,543
       1998......................     902,537      2,572,687           23,685                                    3,498,909
       1997......................   4,014,796      2,106,168           95,386                                    6,216,350

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


     Mortgage loans transferred to the retail segment were transferred at the lower of cost or market value at such time that the Venture gained control of the underlying asset.

14.  SUBSEQUENT EVENT

     On February 25, 2000, J.C. Penney announced that they would be closing 45 unprofitable department stores in their chain. On March 9, 2000, J.C. Penney provided a list of the stores that they intend to close. Included on that list was the Northland Center store, which is scheduled to be closed on June 1, 2000. J.C. Penney currently occupies 283,534 square feet at Northland Center and leases the building from a third party and ground leases the underlying land from another third party. Their lease expires on May 31, 2005, but their operating agreement expired in 1997. J.C. Penney is contractually obligated to pay rent and reimbursements through the end of their lease term. Future minimum rentals in effect as of December 31, 1999 for J.C. Penney included in Note 10 are as follows: $64,495 in each of the years 2000 through 2004 and $26,873 thereafter. There are a number of tenants in Northland Center who have co-tenancy clauses in their leases that entitle them to terminate their respective leases or convert to percentage rent in the event that one or more anchor tenants vacate and/or the space remains vacant for a specified period of time. The anticipated closure of J.C. Penney on June 1, 2000 may trigger such clauses in the future and negatively impact the performance of Northland Center.

                       CONSOLIDATED SUPPLEMENTAL SCHEDULES

                       (See Independent Auditors' Report)

                 ML/EQ REAL ESTATE PORTFOLIO, L.P. SCHEDULE III

          CONSOLIDATED SCHEDULE OF REAL ESTATE HELD FOR INVESTMENT AND
              ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 AND
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


RECONCILIATION OF BEGINNING AND ENDING
BALANCES                                           1999                1998               1997
Rental Properties:
 Balance at beginning of year..............      $ 45,459,870        $127,666,639      $145,257,804
 Properties reclassified to held for sale..       (46,750,007)        (61,582,516)
 Cost of real estate sold..................                           (23,812,519)      (23,154,113)
 Improvements..............................         1,290,137           3,188,266         5,562,948
                                            -----------------   -----------------   ---------------
 Balance at end of year....................      $          -        $ 45,459,870      $127,666,639
                                            =================   =================   ===============
Accumulated Depreciation:
 Balance at beginning of year..............      $  5,586,628        $ 18,384,929      $ 15,898,604
 Depreciation for year.....................           789,345           2,736,796         2,486,325
 Real estate sold..........................                            (4,283,456)
 Properties reclassified to held for sale..        (6,375,973)        (11,251,641)
                                            -----------------   -----------------   ----------------
 Balance at end of year....................      $          -        $  5,586,628      $ 18,384,929
                                            =================   =================   ===============

                 ML/EQ REAL ESTATE PORTFOLIO, L.P. SCHEDULE IV


             CONSOLIDATED SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      1999             1998             1997
Balance at beginning of period ...............      $ 6,000,000        $6,000,000       $6,000,000
Repayment.....................................       (6,000,000)
                                                 --------------   ---------------  ---------------
Balance at end of year .....................(a)     $         -        $6,000,000       $6,000,000
                                                 ==============   ===============  ===============

NOTES:

(a)  Loan matured and was paid in full on February 1, 1999.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                           ML/EQ REAL ESTATE PORTFOLIO, L.P.

                           By:   EREIM MANAGERS CORP.
                           (Managing General Partner)


                           By: /s/Joseph A. DeLuca
                               ------------------------------------------------
                               JOSEPH A. DELUCA
                               President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


                           /s/Joseph A. DeLuca
                           ----------------------------------------------------
                           JOSEPH A. DELUCA
                           President, Chief Executive Officer and Director
                           of EREIM Managers Corp. (principal executive officer)


                           /s/Linda M. Hart
                           ----------------------------------------------------
                           LINDA M. HART
                           Vice President and Treasurer
                           of EREIM Managers Corp.(principal financial officer)


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

     10.   Material Contracts.

           (a) Purchase and Sale Agreement between EML Associates and The Rubenstein Company, L.P. dated April 21, 1999.

           (b) Purchase and Sale Agreement between EML Associates and Income Growth Fund II, Inc. dated August 20, 1999.

           (c) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1998 10-K).

           (d) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to
                   Exhibit 10(b) to the 1998 10-K).

           (e) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to Exhibit 10(c) to the 1997 10-K).

           (f) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

           (g) Agreement Between General Partners (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

           (h) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

           (i) Investment Guaranty Agreement between the Venture and EREIM LP Associates (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

           (j) Assignment Agreement between Registrant and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

           (k) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP\ Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

           (l) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

           (m) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

           (n) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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