Form 10-K405/A
period 1999-12-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 2000-04-24
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

The Form 10-K of ML/EQ Real Estate Portfolio, L.P. for the year ended December 31, 1999 is being amended to provide additional disclosure under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.


                                     PART I

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

         At December 31, 1999, the Venture also had approximately $11.5 million in cash and cash equivalents. The Venture retained this amount primarily to fund potential capital expenditures that might have been required to retenant or reconfigure the Montgomery Ward and J.C. Penney buildings. J.C. Penney had expressed an interest in relocating to the smaller vacant Montgomery Ward space and another national anchor tenant had expressed interest in occupying a significant portion of the larger J.C. Penney space. The proposals related to this retenanting scenario involved a significant amount of capital expenditure to be incurred by the Venture. In March 2000, J.C. Penney announced that they would be closing their Northland Center store on June 1, 2000. At this time, it also appears to be highly unlikely that the other National anchor tenant with which the Venture was negotiating will agree to open a store in Northland Center. No other potential anchor tenant candidates have been identified. In light of this turn of events, the Venture has reevaluated its operating and working capital requirements and will retain approximately $3.0 million to cover potential operating and working capital expenses. The Venture will distribute $8.5 million in the aggregate on April 25, 2000, of which $6.8 million or 80% will be distributed to the Partnership and $1.7 million or 20% will be distributed to EREIM LP Associates. The Partnership will in turn distribute approximately $6.7 million on May 1, 2000 to BAC Holders of record as of March 1, 2000. Approximately $100,000 will be retained by the Partnership to cover general partnership obligations. The Partnership will continue to make periodic determinations of the advisability of distributing operating cash flow. For 1999, 1998 and 1997, the Partnership received distributions from the Venture totaling approximately $54.2 million, $43.1 million and $34.5 million, respectively.

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

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April, 2000.

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