Form 10-Q
period 2000-03-31
ML EQ REAL ESTATE PORTFOLIO L P
filed 2000-05-15
CIK 808369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-17684

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.
      (Exact name of registrant as specified in its governing instrument)

                  DELAWARE                                      58-1739523
           (State of Organization)                 (I.R.S. Employer Identification No.)

          3424 PEACHTREE ROAD N.E.,                                30326
                 SUITE 800,                                     (Zip Code)
              ATLANTA, GEORGIA
   (Address of principal executive office)

                                 (404)239-5002
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS

                                   PART I
                           FINANCIAL INFORMATION
Item 1.   Financial statements:
          Consolidated balance sheets at March 31, 2000 and December
          31, 1999....................................................
          Consolidated statements of operations for the three months ended March 31, 2000 and 1999...............................
          Consolidated statement of partners' capital (deficit) for
          the three months ended March 31, 2000.......................
          Consolidated statements of cash flows for the three months ended March 31, 2000 and 1999...............................
          Notes to consolidated financial statements..................

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
                                  PART II
                             OTHER INFORMATION
          Items 1 through 6...........................................
          Signatures..................................................

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental property, held for sale............................  $20,442,164   $21,814,303
OTHER ASSETS:
  Cash and cash equivalents.................................   12,309,507    11,809,525
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $895,373 in 2000 and
    $727,534 in 1999........................................    2,474,116     3,038,359
  Deferred rent concessions.................................      626,082       608,330
  Guaranty fee, net of accumulated amortization of
    $3,005,026 in 2000 and $2,937,964 in 1999...............      737,688       804,751
  Prepaid expenses and other assets.........................      467,035       240,060
  Interest receivable.......................................       56,378        50,676
  Due from affiliates.......................................        4,620         3,471
                                                              -----------   -----------
         Total other assets.................................   16,675,426    16,555,172
                                                              -----------   -----------
TOTAL ASSETS................................................  $37,117,590   $38,369,475
                                                              ===========   ===========
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $   901,895   $ 1,092,148
  Accrued capital expenditures..............................       62,315       198,189
  Security deposits and unearned rent.......................      438,276       454,055
  Due to affiliates.........................................       48,238       195,187
  Distributions declared....................................    6,672,104            --
                                                              -----------   -----------
         Total liabilities..................................    8,122,828     1,939,579
                                                              -----------   -----------
MINORITY INTEREST IN THE VENTURE............................   29,717,685    29,861,970
                                                              -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL (DEFICIT):
  General partners..........................................    2,203,774     2,234,711
  Initial limited partner...................................        5,754         6,088
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................   (2,932,451)    4,327,127
                                                              -----------   -----------
         Total partners' capital (deficit)..................     (722,923)    6,567,926
                                                              -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)...........  $37,117,590   $38,369,475
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
REVENUE:
  Rental income.............................................  $2,524,865   $4,587,277
  Interest on loans receivable..............................          --       51,250
                                                              ----------   ----------
          Total revenue.....................................   2,524,865    4,638,527
                                                              ----------   ----------
OPERATING EXPENSES:
  Real estate operating expenses............................   1,391,334    2,406,030
  Depreciation and amortization.............................          --      394,108
  Real estate taxes.........................................     486,512      452,444
  Property management fees..................................      49,066       96,199
  Loss on write-down of real estate assets..................   1,498,187    2,114,680
  Asset management fees.....................................      48,238      106,647
  Amortization of guarantee fee.............................      67,063       67,063
  General and administrative, including $0 and $47,938 at
     March 31, 2000 and 1999, respectively, to affiliates...     (82,890)      99,064
                                                              ----------   ----------
          Total operating expenses..........................   3,457,510    5,736,235
                                                              ----------   ----------
LOSS FROM OPERATIONS........................................    (932,645)  (1,097,708)
OTHER INCOME (EXPENSE):
  Loss on sale of real estate...............................          --      (71,562)
  Interest and other non-operating income...................     169,615      184,878
                                                              ----------   ----------
          Total other income (expense) -- net...............     169,615      113,316
                                                              ----------   ----------
LOSS BEFORE MINORITY INTEREST...............................    (763,030)    (984,392)
MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED VENTURE......................................     144,285      146,584
                                                              ----------   ----------
NET LOSS....................................................  $ (618,745)  $ (837,808)
                                                              ==========   ==========
ALLOCATION OF NET LOSS:
  General partners..........................................  $  (30,937)  $  (41,890)
  Initial limited partner...................................         (27)         (37)
  Limited partners..........................................    (587,781)    (795,881)
                                                              ----------   ----------
                                                              $ (618,745)  $ (837,808)
                                                              ==========   ==========
NET LOSS PER BENEFICIAL ASSIGNEE CERTIFICATE................  $    (0.11)  $    (0.15)
                                                              ==========   ==========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE CERTIFICATES
  OUTSTANDING...............................................   5,424,225    5,424,225
                                                              ==========   ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                                                 INITIAL
                                                     GENERAL     LIMITED     LIMITED
                                                     PARTNERS    PARTNER    PARTNERS       TOTAL
                                                    ----------   -------   -----------   ----------
Balance, December 31, 1999........................  $2,234,711   $6,088    $ 4,327,127   $6,567,926
Net loss..........................................     (30,937)     (27)      (587,781)    (618,745)
Distributions.....................................          --     (307)    (6,671,797)  (6,672,104)
                                                    ----------   ------    -----------   ----------
Balance, March 31, 2000...........................  $2,203,774   $5,754    $(2,932,451)  $ (722,923)
                                                    ==========   ======    ===========   ==========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                               MARCH 31,     MARCH 31,
                                                                 2000           1999
                                                              -----------   ------------
OPERATING ACTIVITIES:
  Tenant rentals received...................................  $ 3,055,577   $  4,654,429
  Interest received.........................................      163,913        295,816
                                                              -----------   ------------
  Cash received from operations.............................    3,219,490      4,950,245
  Cash paid for operating activities........................   (2,457,586)    (3,187,985)
                                                              -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      761,904      1,762,260
                                                              -----------   ------------
INVESTING ACTIVITIES:
  Purchases and additions to rental properties..............     (261,922)    (1,009,842)
  Expenditures for deferred leasing costs...................           --        (36,181)
  Proceeds from sales of real estate properties.............           --      8,718,106
  Repayment of mortgage loan receivable.....................           --      6,000,000
                                                              -----------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     (261,922)    13,672,083
FINANCING ACTIVITIES:
  Cash distributions to limited partners....................           --    (17,194,793)
                                                              -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES.......................           --    (17,194,793)
                                                              -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS............................................      499,982     (1,760,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   11,809,525     11,939,314
                                                              -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $12,309,507   $ 10,178,864
                                                              ===========   ============
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net loss....................................................  $  (618,745)  $   (837,808)
                                                              -----------   ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization...........................       67,063        461,171
    Minority interest in Venture operations.................     (144,285)      (146,584)
    Loss on sale of real estate.............................           --         71,562
    Loss on write-down of real estate.......................    1,498,187      2,114,680
    Changes in assets (increase) decrease:
    Accounts receivable and accrued investment income.......      564,243        203,819
    Deferred rent concessions...............................      (17,752)      (177,362)
    Interest receivable.....................................       (5,702)        59,688
    Prepaid expenses and other assets.......................     (226,975)        43,677
    Due from affiliates.....................................       (1,149)        (9,925)
    Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses.......     (190,253)       264,515
    Security deposits and unearned rent.....................      (15,779)        40,695
    Due to affiliates.......................................     (146,949)      (325,868)
                                                              -----------   ------------
Total adjustments...........................................    1,380,649      2,600,068
                                                              -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES..................................................  $   761,904   $  1,762,260
                                                              ===========   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

     The consolidated financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1.  TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At March 31, 2000 and December 31, 1999, the accrued balance of these fees and reimbursements totaled $48,238 and $195,187, respectively. For each of the three months ended March 31, 2000 and 1999, the expense for these recurring fees totaled $48,238 and $154,585, respectively, and is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees paid by the Partnership to the Managing General Partner were $48,238 and $106,647 for the three months ended March 31, 2000 and 1999, respectively.

2.  GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 2000 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of March 31, 2000 is limited to $73,813,456, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of March 31, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of March 31, 2000, cumulative distributions by the Partnership to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

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

3.  RENTAL PROPERTY HELD FOR SALE

     At March 31, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, the Partnership executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. The Partnership expects to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

4.  LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.

5.  SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the quarters ending March 31, are as follows:

                                                                            CORPORATE/
                                                    RETAIL       OFFICE        OTHER        TOTAL
                                                  ----------   ----------   -----------   ----------
Revenues
2000............................................   2,504,881       19,984                  2,524,865
1999............................................   3,164,920    1,432,357       41,250     4,638,527

Depreciation and amortization
2000............................................                                67,063        67,063
1999............................................     394,108                    67,063       461,171

Loss on write-down of assets
2000............................................   1,498,187                               1,498,187
1999............................................                2,114,680                  2,114,680

Income (loss) before minority interest
2000............................................    (824,745)      19,024       42,691      (763,030)
1999............................................     488,887   (1,378,768)     (94,511)     (984,392)

Identifiable assets
2000............................................  24,467,133       41,583   12,608,874    37,117,590
1999............................................  45,124,047   32,078,161   10,066,315    87,268,523

Capital expenditures
2000............................................     126,048                                 126,048
1999............................................     547,555      498,468                  1,046,023

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

CERTAIN FORWARD-LOOKING INFORMATION

     Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the future sale of the Property. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for real estate, leasing activities, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, cash and cash equivalents on the balance sheet were approximately $12.3 million. The Partnership had directly held cash and cash equivalents of approximately $200,000. Such cash and cash equivalents are available for distribution to the extent not required for working capital. In addition, at March 31, 2000, the Venture, in which the Partnership owns an 80% interest, had approximately $12.1 million in cash and cash equivalents. The Venture retained this amount primarily to fund potential capital expenditures that might have been required to retenant or reconfigure the Montgomery Ward and J.C. Penney buildings. J.C. Penney had expressed an interest in relocating to the smaller vacant Montgomery Ward space and another national anchor tenant had expressed interest in occupying a significant portion of the larger J.C. Penney space. The proposals related to this retenanting scenario involved a significant amount of capital expenditure to be incurred by the Venture. In March, 2000, J.C. Penney announced that they would be closing their Northland Center store on June 1, 2000. At this time, it also appears to be highly unlikely that the other national anchor tenant with which the Venture was negotiating will agree to open a store in Northland Center, and no other potential anchor tenant candidates have been identified. In light of this turn of events, the Venture reevaluated its operating and working capital requirements and retained approximately $3.0 million to cover potential operating and working capital expenses. The Venture distributed $8.5 million in the aggregate on April 25, 2000, of which $6.8 million or 80% was distributed to the Partnership and $1.7 million or 20% was distributed to EREIM LP Associates. The Partnership in turn distributed approximately $6.7 million representing $1.23 per BAC on May 1, 2000 to BAC Holders of record as of March 1, 2000. Approximately

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

$100,000 was retained by the Partnership to cover general partnership obligations. The Partnership will continue to make periodic determinations of the advisability of distributing operating cash flow.

     In April 2000, the Partnership executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. The Partnership expects to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures.

     Cash received by the Venture from tenant rentals for the three months ended March 31, 2000 decreased approximately $1.6 million, or 34%, to $3.1 million from $4.7 million for the three months ended March 31, 1999. The decrease is due primarily to the sales of 300 Delaware and 16/18 Sentry Park West; resulting in a decrease in tenant rentals received of approximately $1.4 million.

FINANCIAL CONDITION

     Accounts receivable and accrued investment income decreased approximately $564,000, or 19%, from $3.0 million at December 31, 1999 to $2.5 million at March 31, 2000, due primarily to the timing of the remittance of rental income.

     Total liabilities increased approximately $6.2 million, or 319%, from $1.9 million at December 31, 1999 to $8.1 million at March 31, 2000. The increase is due primarily to distributions declared of $6.7 million at March 31, 2000, compared to no distributions declared at December 31, 1999.

     The percentage of leased space at the Venture's property at March 31, 2000 was 56.1% compared to the percentage of leased space at December 31, 1999 of 56%.

RESULTS OF OPERATION

     Rental income decreased approximately $2.1 million, or 45%, from $4.6 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. The decrease is due primarily to the sales of the 300 Delaware and 16/18 Sentry Park West properties in 1999. The decrease in rental income due to these sales was approximately $1.4 million. Additionally, rental income at Northland Center decreased by approximately $550,000 due to unanticipated vacancies due to bankruptcies and reduced income from several tenants due to renegotiated leases.

     Interest on loans receivable decreased approximately $51,000, or 100%, from $51,000 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

     Real estate operating expenses decreased approximately $1.0 million, or 42%, from $2.4 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000. Approximately $518,000 of the decrease is due to the sales of 300 Delaware and 16/18 Sentry Park West. The decrease is also due to a $502,000 legal reserve recorded in 1999 for pending litigation at Northland Mall.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Depreciation and amortization decreased approximately $394,000, or 100%, from $394,000 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000. The decrease is due to the Venture's remaining property, Northland Center, being classified as held for sale since June 1999.

     Loss on write-down of real estate assets was $1.5 million for the three months ended March 31, 2000, compared to $2.1 million for the three months ended March 31, 1999, due to the write-down of Northland Center in March 2000 and the write-down of 300 Delaware in March 1999.

     General and administrative expense decreased approximately $182,000 or 184% from $99,000 for the three months ended March 31, 1999 to $(83,000) for the three months ended March 31, 2000. This is due primarily to the Partnership paying legal fees of approximately $212,000 during first quarter 1999 which should have been paid by Equitable. Equitable reimbursed the Partnership for these fees during March 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2000, the Partnership had no material exposure to market risk.

YEAR 2000

     As of March 31, 2000, the Partnership and the Venture have not experienced any material disruptions of their internal computer systems or software applications, and have not experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     As discussed in the Notes to the Consolidated Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.

     Item 2.  CHANGES IN SECURITIES

     Response: None

     Item 3.  DEFAULT UPON SENIOR SECURITIES

     Response: None

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Response: None

     Item 5.  OTHER INFORMATION

     Response: None

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

     10 Material Contract.
        Purchase and Sale Agreement between The Equitable Life Assurance Society of the United States and G.P. Properties, Inc., dated April 28, 2000.

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

                                          ML/EQ Real Estate Portfolio, L.P.

                                          By: EREIM MANAGERS CORP.
                                            ------------------------------------
                                            Managing General Partner

                                          By: /s/ LINDA M. HART
                                            ------------------------------------
                                            Linda M. Hart
                                            Vice President and Treasurer
                                            (Principal Accounting Officer)

Dated: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  10       --  Material Contract.
               Purchase and Sale Agreement between The Equitable Life Assurance
               Society of the United States and G.P. Properties, Inc., dated
               April 28, 2000.
  27       --  Financial Data Schedule (for SEC filing purposes only)