Form 10-Q
period 2000-06-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 2000-08-14
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from                     to
                                -------------------    -----------------------

                         Commission file number 0-17684


                        ML/EQ Real Estate Portfolio, L.P.
       (Exact name of registrant as specified in its governing instrument)

       Delaware                                         58-1739523
(State of Organization)                    (I.R.S. Employer Identification No.)

   3424 Peachtree Road N.E., Suite 800, Atlanta, Georgia          30326
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

                        ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

          Item 1 - Financial statements:

                     Consolidated balance sheets at June 30, 2000 and
                       December 31, 1999
                     Consolidated statements of operations for the three and six months ended June 30, 2000 and 1999

                     Consolidated statement of partners' capital/(deficit) for
                      the six months ended June 30, 2000

                     Consolidated statements of cash flows for the six months
                       ended June 30, 2000 and 1999
                     Notes to consolidated financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II - OTHER INFORMATION

          Items 1 through 6
          Signatures

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS
REAL ESTATE INVESTMENTS:
  Rental property, held for sale............................  $18,316,484   $21,814,303
OTHER ASSETS:
  Cash and cash equivalents.................................    5,075,869    11,809,525
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $1,244,793 in 2000
    and $727,534 in 1999....................................    1,929,853     3,038,359
  Deferred rent concessions.................................      644,937       608,330
  Guaranty fee, net of accumulated amortization of
    $3,072,089 in 2000 and $2,937,964 in 1999...............      670,626       804,751
  Prepaid expenses and other assets.........................      146,459       240,060
  Interest receivable.......................................       17,516        50,676
  Due from affiliates.......................................       25,453         3,471
                                                              -----------   -----------
         Total other assets.................................    8,510,713    16,555,172
                                                              -----------   -----------
TOTAL ASSETS................................................  $26,827,197   $38,369,475
                                                              ===========   ===========
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $   838,919   $ 1,092,148
  Accrued capital expenditures..............................       33,583       198,189
  Security deposits and unearned rent.......................      352,362       454,055
  Due to affiliates.........................................       96,476       195,187
  Distributions declared....................................    1,084,895            --
                                                              -----------   -----------
         Total liabilities..................................    2,406,235     1,939,579
                                                              -----------   -----------
MINORITY INTEREST IN THE VENTURE............................   24,665,590    29,861,970
                                                              -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL (DEFICIT):
  General partners..........................................    2,281,933     2,234,711
  Initial limited partner...................................        5,772         6,088
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................   (2,532,333)    4,327,127
                                                              -----------   -----------
         Total partners' capital (deficit)..................     (244,628)    6,567,926
                                                              -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)...........  $26,827,197   $38,369,475
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                                             -------------------------   -------------------------
                                                                2000          1999          2000          1999
                                                             -----------   -----------   -----------   -----------
REVENUE:
    Rental income..........................................  $ 2,380,535   $ 4,425,027   $ 4,905,400   $ 9,012,304
    Interest on loans receivable...........................           --            --            --        51,250
                                                             -----------   -----------   -----------   -----------
         Total revenue.....................................    2,380,535     4,425,027     4,905,400     9,063,554
                                                             -----------   -----------   -----------   -----------
OPERATING EXPENSES:
    Real estate operating expenses.........................    1,414,941     1,925,996     2,806,275     4,332,026
    Depreciation and amortization..........................           --       395,237            --       789,345
    Real estate taxes......................................      352,811       743,773       839,323     1,196,217
    Property management fees...............................       58,006        83,180       107,072       179,379
    Loss on write-down of real estate assets...............    2,235,987     9,257,167     3,734,174    11,371,847
    Asset management fees..................................       48,238       101,342        96,476       207,989
    Amortization of guarantee fee..........................       67,063        67,063       134,126       134,126
    General and administrative, including $0 and $81,665
       for the six months ended June 30, 2000 and 1999,
       respectively, to affiliates.........................       95,816       165,027        12,926       264,091
                                                             -----------   -----------   -----------   -----------
         Total operating expenses..........................    4,272,862    12,738,785     7,730,372    18,475,020
                                                             -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS.......................................   (1,892,327)   (8,313,758)   (2,824,972)   (9,411,466)
OTHER INCOME (EXPENSE):
    Loss on sale of real estate............................           --            --            --       (71,562)
    Interest and other non-operating income................      103,422       152,777       273,037       337,655
                                                             -----------   -----------   -----------   -----------
         Total other income -- net.........................      103,422       152,777       273,037       266,093
                                                             -----------   -----------   -----------   -----------
LOSS BEFORE MINORITY INTEREST..............................   (1,788,905)   (8,160,981)   (2,551,935)   (9,145,373)
MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED VENTURE.....................................    3,352,095     1,585,057     3,496,380     1,731,641
                                                             -----------   -----------   -----------   -----------
NET INCOME/(LOSS)..........................................  $ 1,563,190   $(6,575,924)  $   944,445   $(7,413,732)
                                                             ===========   ===========   ===========   ===========
ALLOCATION OF NET INCOME/(LOSS):
    General partners.......................................  $    78,160   $  (328,797)  $    47,222   $  (370,687)
    Initial limited partner................................           68          (288)           41          (325)
    Limited partners.......................................    1,484,962    (6,246,839)      897,182    (7,042,720)
                                                             -----------   -----------   -----------   -----------
                                                             $ 1,563,190   $(6,575,924)  $   944,445   $(7,413,732)
                                                             ===========   ===========   ===========   ===========
NET INCOME/(LOSS) PER BENEFICIAL ASSIGNEE..................  $       .27   $     (1.15)  $       .16   $     (1.30)
                                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE BENEFICIAL ASSIGNEE.......................    5,424,225     5,424,225     5,424,225     5,424,225
                                                             ===========   ===========   ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                                       INITIAL
                                                           GENERAL     LIMITED     LIMITED
                                                           PARTNERS    PARTNER    PARTNERS        TOTAL
                                                          ----------   -------   -----------   -----------
Balance, December 31, 1999..............................  $2,234,711   $6,088    $ 4,327,127   $ 6,567,926
  Net Income............................................      47,222       41        897,182       944,445
  Distributions.........................................          --     (357)    (7,756,642)   (7,756,999)
                                                          ----------   ------    -----------   -----------
Balance, June 30, 2000..................................  $2,281,933   $5,772    $(2,532,333)  $  (244,628)
                                                          ==========   ======    ===========   ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                               JUNE 30,       JUNE 30,
                                                                 2000           1999
                                                              -----------   ------------
OPERATING ACTIVITIES:
  Tenant rentals received...................................  $ 5,875,606   $  7,744,684
  Interest received.........................................      306,197        397,383
                                                              -----------   ------------
  Cash received from operations.............................    6,181,803      8,142,067
  Cash paid for operating activities........................   (4,142,393)    (5,355,312)
  Cash distributions to minority interest...................   (1,700,000)            --
                                                              -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      339,410      2,786,755
                                                              -----------   ------------
INVESTING ACTIVITIES:
  Additions to rental properties............................     (400,962)    (1,407,559)
  Expenditures for deferred leasing costs...................           --        (43,743)
  Proceeds from sales of real estate properties.............           --      8,718,106
  Repayment of mortgage loan receivable.....................           --      6,000,000
                                                              -----------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     (400,962)    13,266,804
                                                              -----------   ------------
FINANCING ACTIVITIES:
  Cash distributions to limited partners....................   (6,672,104)   (17,194,793)
                                                              -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES.......................   (6,672,104)   (17,194,793)
                                                              -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (6,733,656)    (1,141,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   11,809,525     11,939,314
                                                              -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 5,075,869   $ 10,798,080
                                                              ===========   ============
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net Income/(Loss)...........................................  $   944,445   $ (7,413,732)
                                                              -----------   ------------
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
    Depreciation and amortization...........................      134,126        923,471
    Minority interest in Venture operations.................   (3,496,380)    (1,731,641)
    Cash distributions to minority interest.................   (1,700,000)            --
    Loss on sale of real estate.............................           --         71,562
    Loss on write-down of real estate.......................    3,734,174     11,371,847
    Changes in assets (increase) decrease:
    Accounts receivable and accrued investment income.......    1,108,506     (1,105,232)
    Deferred rent concessions...............................      (36,607)      (221,335)
    Interest receivable.....................................       33,160          8,478
    Prepaid expenses and other assets.......................       93,601        751,252
    Due from affiliates.....................................      (21,982)       (25,284)
    Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses.......     (253,229)       289,221
    Security deposits and unearned rent.....................     (101,693)        58,947
    Due to affiliates.......................................      (98,711)      (190,799)
                                                              -----------   ------------
Total adjustments...........................................      605,036     10,200,487
                                                              -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $   339,410   $  2,786,755
                                                              ===========   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

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

1.  TRANSACTIONS WITH AFFILIATES

     The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At June 30, 2000 and December 31, 1999, the accrued balance of these fees and reimbursements totaled $96,476 and $195,187, respectively. For each of the six months ended June 30, 2000 and 1999, the expense for these recurring fees totaled $96,476 and $289,654, respectively, and is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees accrued by the Partnership and due to the Managing General Partner were $96,476 and $207,989 for the six months ended June 30, 2000 and 1999, respectively.

2.  GUARANTY AGREEMENT

     EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 2000 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. If there were no distributions until

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

December 31, 2002, the expiration of the term of the Partnership, the maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of June 30, 2000 is limited to $67,141,659, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of June 30, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of June 30, 2000, cumulative distributions by the Partnership to the BAC holders totaled $152,811,253, of which $34,335,345 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

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

     As EREIM LP Associates has deferred its rights to receive its proportionate share of the Venture's distributions of sale or financing proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a noncompounded cumulative return computed at rate of 9.75% per annum, the Partnership is not recording losses of the Venture in excess of its investment in the Venture. As a result, the Partnership has not recorded its proportionate share of losses of the Venture for the three and six months ended June 30, 2000.

3.  RENTAL PROPERTY HELD FOR SALE

     At June 30, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, the Partnership executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. An additional loss of $2,235,987 was recorded in the second quarter in anticipation of price reductions as a result of issues that have arisen during the due diligence process. Previously, the Partnership expected to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures. However,

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

various issues that have arisen in the due diligence process have delayed the closing. Assuming that these issues can be resolved, the closing is now expected to occur prior to year-end. If these issues cannot be brought to resolution, then this transaction may not close.

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

5.  SEGMENT REPORTING

     The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the three and six month periods ending June 30, are as follows:

                                                                            CORPORATE/
                                                    RETAIL       OFFICE       OTHER        TOTAL
                                                  ----------   ----------   ----------   ----------
Revenues
3 months
2000............................................   2,380,535                              2,380,535
1999............................................   2,869,600    1,555,427                 4,425,027
6 months
2000............................................   4,885,416       19,984                 4,905,400
1999............................................   6,034,520    2,987,784       41,250    9,063,554

Depreciation and amortization
3 months
2000............................................                                67,063       67,063
1999............................................     395,237                    67,063      462,300
6 months
2000............................................                               134,126      134,126
1999............................................     789,345                   134,126      923,471

Loss on write-down of assets
3 months
2000............................................   2,235,987                              2,235,987
1999............................................   9,257,167                              9,257,167
6 months
2000............................................   3,734,174                              3,734,174
1999............................................   9,257,167    2,114,680                11,371,847

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                                                            CORPORATE/
                                                    RETAIL       OFFICE       OTHER        TOTAL
                                                  ----------   ----------   ----------   ----------
Income (loss) before minority interest
3 months
2000............................................  (1,639,611)                 (149,294)  (1,788,905)
1999............................................  (8,845,320)     909,976     (225,637)  (8,160,981)
6 months
2000............................................  (2,464,356)      19,024     (106,603)  (2,551,935)
1999............................................  (8,356,433)    (468,792)    (320,148)  (9,145,373)

Identifiable assets
At June 30
2000............................................  22,725,675       11,583    4,089,939   26,827,197
1999............................................  36,241,996   32,404,890   10,725,005   79,371,891

Capital expenditures
3 months
2000............................................     110,308                                110,308
1999............................................     119,073      372,529                   491,602
6 months
2000............................................     236,356                                236,356
1999............................................     666,628      562,063                 1,228,691

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, cash and cash equivalents on the balance sheet were approximately $5.1 million. The Partnership had directly held cash and cash equivalents of approximately $171,000. Such cash and cash equivalents are available for distribution to the extent not required for working capital. In addition, at June 30, 2000, the Venture, in which the Partnership owns an 80% interest, had approximately $4.9 million in cash and cash equivalents. In August, the Venture intends to distribute $1.5 million in the aggregate, of which $1.2 million or 80% will be distributed to the Partnership and $300,000 or 20% will be distributed to EREIM LP Associates. The Partnership in turn will distribute approximately $1.1 million, representing 20 cents per BAC to BAC Holders of record as of June 30, 2000. Approximately $100,000 will be retained by the Partnership to cover general partnership obligations. The Partnership will continue to make periodic determinations of the advisability of distributing operating cash flow.

     In April 2000, the Partnership executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. An additional loss of $2,235,987 was recorded in the second quarter in anticipation of price reductions as a result of issues that have arisen during the due diligence process. Previously, the Partnership expected to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures. However, various issues that have arisen in the due diligence process have delayed the closing.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Assuming that these issues can be resolved, the closing is now expected to occur prior to year-end. If these issues cannot be brought to resolution, then this transaction may not close.

     Cash received by the Venture from tenant rentals for the six months ended June 30, 2000 decreased approximately $1.9 million, or 24%, to $5.9 million from $7.7 million for the six months ended June 30, 1999. The decrease is due primarily to sales, resulting in a decrease in tenant rentals received of approximately $3.0 million. This decrease was partially offset by an increase in cash from tenant rentals at Northland Center of approximately $1.1 million, due to the timing of the remittance of rental income.

FINANCIAL CONDITION

     Accounts receivable and accrued investment income decreased approximately $1.1 million, or 36%, from $3.0 million at December 31, 1999 to $1.9 million at June 30, 2000, due primarily to the timing of the remittance of rental income at Northland Center.

     Cash and cash equivalents decreased approximately $6.7 million, or 57%, from $11.8 million at December 31, 1999 to $5.1 million at June 30, 2000, due primarily to the Venture making cash distributions of $8.5 million and expending $.4 million in additions to real estate during 2000, partially offset by approximately $2.0 million of cash provided by operations during 2000.

     The percentage of leased space at the Venture's property at June, 2000 was 53.8% compared to the percentage of leased space at December 31, 1999 of 56%.

RESULTS OF OPERATIONS

     Rental income decreased approximately $2.0 million, or 46%, and $4.1 million, or 46%, for the three and six months ended June 30, 2000, respectively, from $4.4 million for the three months and $9.0 million for the six months ended June 30, 1999 to $2.4 million for the three months and $4.9 million for the six months ended June 30, 2000. The decrease is due primarily to the sales of the 300 Delaware and 16/18 Sentry Park West properties in 1999. Rental income for these properties for the six months ended June 30, 1999 was approximately $3.0 million. Additionally, rental income at Northland Center decreased by approximately $1.1 million due to tenant bankruptcies and renegotiation of a number of leases.

     Interest on loans receivable decreased approximately $51,000, or 100%, from $51,000 for the six months ended June 30, 1999 to $0 for the six months ended June 30, 2000. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

     Real estate operating expenses decreased approximately $511,000, or 27%, and $1.5 million, or 35%, for the three and six months ended June 30, 2000, respectively, from $1.9 million for the three months and $4.3 million for the six months ended June 30, 1999 to $1.4 million for the three months and $2.8 million for the six months ended June 30, 2000. Approximately $1.0 million of the decrease is due to the sales of 300 Delaware and 16/18 Sentry Park West. The decrease is also due to a $502,000 legal reserve recorded in 1999 for pending litigation at Northland Center.

     Depreciation and amortization decreased approximately $395,000, or 100%, and $789,000, or 100%, for the three and six months ended June 30, 2000, respectively, from $395,000 for the three months and $789,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

for the six months ended June 30, 1999 to $0 for the three and six months ended June 30, 2000. The decrease is due to the Venture's remaining property, Northland Center, being classified as held for sale in June 1999, resulting in no further depreciation being recorded.

     Loss on write-down of real estate assets was approximately $2.2 million and $3.7 million for the three and six months ended June 30, 2000, compared to losses of $9.3 million and $11.4 million for the three and six months ended June 30, 1999, due to the write-downs of Northland Center in 2000 and the write-downs of 300 Delaware and Northland Center in 1999.

     General and administrative expense decreased approximately $69,000 or 42%, and $251,000, or 95%, for the three and six months ended June 30, 2000, respectively, from $165,000 for the three months and $264,000 for the six months ended June 30, 1999 to $96,000 for the three months and $13,000 for the six months ended June 30, 2000. The decrease is due primarily to the Partnership paying legal fees of $212,000 during first quarter 1999 which should have been paid by Equitable. Equitable reimbursed the Partnership for these fees during March 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2000, the Partnership had no material exposure to market risk.

YEAR 2000

     As of June 30, 2000, the Partnership and the Venture have not experienced any material disruption of their internal computer systems or software applications, and have not experienced any problem with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

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


                                          ML/EQ Real Estate Portfolio, L.P.

                                          By:   EREIM Managers Corp.
                                                Managing General Partner




                                          By:   /s/Linda M. Hart
                                                -----------------------------
                                                Linda M. Hart
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)


Dated:  August 14, 2000

                                  EXHIBIT INDEX



Exhibit No.                           Description
-----------                           -----------
  27              Financial Data Schedule (for SEC filing purposes only)