Form 10-Q
period 2000-09-30
ML EQ REAL ESTATE PORTFOLIO L P
filed 2000-11-14
CIK 808369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------


(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended September 30, 2000
                                                   ------------------

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                                    CONTENTS


PART  I - FINANCIAL INFORMATION

         Item 1 - Financial statements:

                  Consolidated balance sheets at September 30, 2000 and
                    December 31, 1999
                  Consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999
                  Consolidated statement of partners' capital for the nine
                    months ended September 30, 2000
                  Consolidated statements of cash flows for the nine months
                    ended September 30, 2000 and 1999
                  Notes to consolidated financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

PART II - OTHER INFORMATION

         Items 1 through 6
         Signatures

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
REAL ESTATE INVESTMENTS:
  Rental property, held for sale............................  $         --    $21,814,303
OTHER ASSETS:
  Cash and cash equivalents.................................    16,030,869     11,809,525
  Accounts receivable and accrued investment income, net of
    allowance for doubtful accounts of $680,741 in 2000 and
    $727,534 in 1999........................................     1,313,069      3,038,359
  Deferred rent concessions.................................            --        608,330
  Guaranty fee, net of accumulated amortization of
    $3,139,152 in 2000 and $2,937,964 in 1999...............       603,563        804,751
  Prepaid expenses and other assets.........................            --        240,060
  Interest receivable.......................................        19,365         50,676
  Due from affiliates.......................................        25,453          3,471
                                                              ------------    -----------
         Total other assets.................................    17,992,319     16,555,172
                                                              ------------    -----------
TOTAL ASSETS................................................  $ 17,992,319    $38,369,475
                                                              ============    ===========
                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $    522,949    $ 1,092,148
  Accrued capital expenditures..............................            --        198,189
  Security deposits and unearned rent.......................            --        454,055
  Due to affiliates.........................................        48,766        195,187
  Distributions declared....................................    13,940,328             --
                                                              ------------    -----------
         Total liabilities..................................    14,512,043      1,939,579
                                                              ------------    -----------
MINORITY INTEREST IN THE VENTURE............................    16,614,469     29,861,970
                                                              ------------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES
PARTNERS' CAPITAL (DEFICIT):
  General partners..........................................     2,334,471      2,234,711
  Initial limited partner...................................         5,748          6,088
  Limited partners (5,424,225 BACs issued and
    outstanding)............................................   (15,474,412)     4,327,127
                                                              ------------    -----------
         Total partners' capital (deficit)..................   (13,134,193)     6,567,926
                                                              ------------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)...........  $ 17,992,319    $38,369,475
                                                              ============    ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                              ------------------------   -------------------------
                                                                 2000          1999         2000          1999
                                                              -----------   ----------   -----------   -----------
REVENUE:
  Rental income.............................................  $ 2,084,456   $3,634,522   $ 6,989,856   $12,646,826
  Lease termination income..................................          717      191,661           717       191,661
  Interest on loans receivable..............................           --           --            --        51,250
                                                              -----------   ----------   -----------   -----------
         Total revenue......................................    2,085,173    3,826,183     6,990,573    12,889,737
                                                              -----------   ----------   -----------   -----------
OPERATING EXPENSES:
  Real estate operating expenses............................    1,312,628    1,207,977     4,118,903     5,540,003
  Depreciation and amortization.............................           --           --            --       789,345
  Real estate taxes.........................................      216,790      406,210     1,056,113     1,602,427
  Property management fees..................................       41,731       82,638       148,803       262,017
  Loss on write-down of real estate assets..................           --           --     3,734,174    11,371,847
  Asset management fees.....................................       48,768       92,815       145,244       300,804
  Amortization of guarantee fee.............................       67,062       67,062       201,188       201,188
  General and administrative, including $0 and $110,580 for
    the nine months ended September 30, 2000 and 1999,
    respectively, to affiliates.............................       38,638       72,488        51,564       336,579
                                                              -----------   ----------   -----------   -----------
         Total operating expenses...........................    1,725,617    1,929,190     9,455,989    20,404,210
                                                              -----------   ----------   -----------   -----------
INCOME (LOSS) FROM OPERATIONS...............................      359,556    1,896,993    (2,465,416)   (7,514,473)
OTHER INCOME (EXPENSE):
  Loss on sale of real estate...............................   (7,154,379)    (141,417)   (7,154,379)     (212,979)
  Interest and other non-operating income...................       94,465      145,181       367,502       482,836
                                                              -----------   ----------   -----------   -----------
         Total other income (expense) -- net................   (7,059,914)       3,764    (6,786,877)      269,857
                                                              -----------   ----------   -----------   -----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................   (6,700,358)   1,900,757    (9,252,293)   (7,244,616)
MINORITY INTEREST IN NET (INCOME) LOSS OF CONSOLIDATED
  VENTURE...................................................    7,751,121     (424,730)   11,247,501     1,306,911
                                                              -----------   ----------   -----------   -----------
NET INCOME/(LOSS)...........................................  $ 1,050,763   $1,476,027   $ 1,995,208   $(5,937,705)
                                                              ===========   ==========   ===========   ===========
ALLOCATION OF NET INCOME/(LOSS):
  General partners..........................................  $    52,538   $   73,802   $    99,760   $  (296,885)
  Initial limited partner...................................           46           65            87          (260)
  Limited partners..........................................      998,179    1,402,160     1,895,361    (5,640,560)
                                                              -----------   ----------   -----------   -----------
                                                              $ 1,050,763   $1,476,027   $ 1,995,208   $(5,937,705)
                                                              ===========   ==========   ===========   ===========
NET INCOME/(LOSS) PER BAC...................................  $      0.18   $     0.26   $      0.35   $     (1.04)
                                                              ===========   ==========   ===========   ===========
WEIGHTED AVERAGE BACs OUTSTANDING...........................    5,424,225    5,424,225     5,424,225     5,424,225
                                                              ===========   ==========   ===========   ===========

                 See notes to consolidated financial statements

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                        INITIAL
                                                            GENERAL     LIMITED     LIMITED
                                                            PARTNERS    PARTNER     PARTNERS        TOTAL
                                                           ----------   -------   ------------   ------------
Balance, December 31, 1999...............................  $2,234,711   $6,088    $  4,327,127   $  6,567,926
  Net income.............................................      99,760       87       1,895,361      1,995,208
  Distributions..........................................          --     (427)    (21,696,900)   (21,697,327)
                                                           ----------   ------    ------------   ------------
Balance, September 30, 2000..............................  $2,334,471   $5,748    $(15,474,412)  $(13,134,193)
                                                           ==========   ======    ============   ============

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Tenant rentals received...................................   $ 8,206,347     $10,803,349
  Interest received.........................................       398,813         408,302
                                                               -----------     -----------
  Cash received from operations.............................     8,605,160      11,211,651
  Cash paid for operating activities........................    (6,349,926)     (8,481,322)
  Cash distributions to minority interest...................    (2,000,000)             --
                                                               -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       255,234       2,730,329
                                                               -----------     -----------
INVESTING ACTIVITIES:
  Additions to rental properties............................      (644,112)     (2,188,317)
  Expenditures for deferred leasing costs...................            --         (43,743)
  Proceeds from sales of real estate properties.............    12,367,221      17,145,833
  Repayment of mortgage loan receivable.....................            --       6,000,000
                                                               -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................    11,723,109      20,913,773
                                                               -----------     -----------
FINANCING ACTIVITIES:
  Cash distributions to limited partners....................    (7,756,999)    (25,602,342)
                                                               -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES.......................    (7,756,999)    (25,602,342)
                                                               -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     4,221,344      (1,958,240)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,809,525      11,939,314
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $16,030,869     $ 9,981,074
                                                               ===========     ===========
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income/(loss)...........................................   $ 1,995,208     $(5,937,705)
                                                               -----------     -----------
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       201,188         990,533
  Minority interest in Venture operations...................   (11,247,501)     (1,306,911)
  Cash distributions to minority interest...................    (2,000,000)             --
  Loss on sale of real estate...............................     7,154,379         212,979
  Loss on write-down of real estate.........................     3,734,174      11,371,847
  Changes in assets (increase) decrease:
  Accounts receivable and accrued investment income.........     1,725,290      (1,712,635)
  Deferred rent concessions.................................       (55,461)       (209,084)
  Interest receivable.......................................        31,311        (125,784)
  Prepaid expenses and other assets.........................       (91,697)        (16,706)
  Due from affiliates.......................................       (21,982)        (31,964)
  Changes in liabilities increase (decrease):
  Accounts payable and accrued real estate expenses.........      (569,199)        (32,099)
  Security deposits and unearned rent.......................      (454,055)       (113,419)
  Due to affiliates.........................................      (146,421)       (358,723)
                                                               -----------     -----------
Total adjustments...........................................    (1,739,974)      8,668,034
                                                               -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   $   255,234     $ 2,730,329
                                                               ===========     ===========

                See notes to consolidated financial statements.

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

1. TRANSACTIONS WITH AFFILIATES

    The general partners (or affiliates) are entitled to receive various recurring fees for the supervision and administration of Partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the Partnership. At September 30, 2000 and December 31, 1999, the accrued balance of these fees and reimbursements totaled $48,766 and $195,187, respectively. For each of the nine months ended September 30, 2000 and 1999, the expense for these recurring fees totaled $145,244 and $411,384, respectively, and is included in the statements of operations as asset management fees and as components of general and administrative expense. Asset management fees are paid by the Partnership to EREIM Managers Corp. (the "Managing General Partner"), which then pays the fees to Lend Lease Real Estate Investments, Inc., ("Lend Lease"), its investment advisor. Asset management fees accrued by the Partnership and due to the Managing General Partner were $145,244 and $300,804 for the nine months ended September 30, 2000 and 1999, respectively.

2. GUARANTY AGREEMENT

    EREIM LP Associates, a general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable, entered into a guaranty agreement with the Venture to provide a minimum return to the Partnership's limited partners on their contributions. The Venture has assigned its rights under the guaranty agreement to the Partnership. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of the Partnership. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners, will enable the Partnership to provide the limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of the investor closings. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 2000 resulting from cash available to the Partnership as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on the Partnership or the Venture, and is also subject to certain other limitations set forth in the prospectus. The maximum liability of EREIM LP Associates to the Venture under the guaranty agreement as of September 30, 2000 is limited to $66,056,814, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits. This liability was reduced by $13,940,258 after the distribution made to BAC holders in October, 2000.

    Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of September 30, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of September 30, 2000, cumulative distributions by the

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

Partnership to the BAC holders totaled $153,896,098, of which $35,420,190 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. Additionally, $12,421,475 of sale proceeds and $1,518,783 of income from operations was distributed to BAC holders in October, 2000. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum. All amounts owed due to the specified minimum return will be paid to BAC holders prior to December 27, 2000.

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

    Effective as of January 1, 1997, EREIM LP Associates deferred its right to receive its proportionate share of the Venture's distributions of sale or financing proceeds until the Partnership has received aggregate distributions from the Venture in an amount equal to the capital contributions made to the Partnership by the BAC holders plus a non-compounded cumulative return computed at a rate of 9.75% per annum. As a result, the Partnership is not recording losses of the Venture in excess of its investment as all losses in excess of its investment are borne by EREIM LP Associates in accordance with the amended Joint Venture Agreement. As such, the Partnership has a net loss before minority interest for the three and nine months ended September 30, 2000, however, the Partnership has net income after minority interest for the three and nine months ended September 30, 2000 as EREIM LP Associates is responsible for the losses of the Venture which are in excess of the Partnership's investment.

3.  RENTAL PROPERTY HELD FOR SALE

    On September 28, 2000, the Venture completed the sale of the last remaining property, Northland Center. The Venture's share of net proceeds from the sale was $12,367,221, resulting in a loss of $7,154,379.

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

                       ML/EQ REAL ESTATE PORTFOLIO, L.P.

5.  SEGMENT REPORTING

    The Partnership owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income (loss) before minority interest, identifiable assets and capital expenditures for the three and nine month periods ending September 30, are as follows:

                                                                                        CORPORATE/
                                                                RETAIL       OFFICE       OTHER        TOTAL
                                                              ----------   ----------   ----------   ----------
Revenues
3 months
2000........................................................   2,085,173                              2,085,173
1999........................................................   2,776,579    1,049,604                 3,826,183
9 months
2000........................................................   6,970,589       19,984                 6,990,573
1999........................................................   8,811,100    4,037,387       41,250   12,889,737
Depreciation and amortization
3 months
2000........................................................                                67,062       67,062
1999........................................................                                67,062       67,062
9 months
2000........................................................                               201,188      201,188
1999........................................................     789,345                   201,188      990,533
Loss on write-down of assets
3 months
2000........................................................
1999........................................................
9 months
2000........................................................   3,734,174                              3,734,174
1999........................................................   9,257,167    2,114,680                11,371,847
Income (loss) before minority interest
3 months
2000........................................................  (6,736,550)                   36,192   (6,700,358)
1999........................................................   1,385,458      611,841      (96,542)   1,900,757
9 months
2000........................................................  (9,200,906)      19,024      (70,411)  (9,252,293)
1999........................................................  (6,970,975)     143,049     (416,690)  (7,244,616)
Identifiable assets
At September 30
2000........................................................   2,425,054       11,583   15,555,682   17,992,319
1999........................................................  36,718,535   24,269,687   10,824,014   71,812,236
Capital expenditures
3 months
2000........................................................     209,567                                209,567
1999........................................................      93,929      295,577                   389,506
9 months
2000........................................................     445,923                                445,923
1999........................................................     760,557      857,640                 1,618,197

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

  Liquidity and Capital Resources

    As of September 30, 2000, cash and cash equivalents on the balance sheet totaled approximately $16.0 million. The Partnership had directly held cash and cash equivalents of approximately $257,000, which is available for distribution to the extent not required for working capital. In addition, at September 30, 2000, the Venture, in which the Partnership owns an 80% interest, had approximately $15.8 million in cash and cash equivalents.

    On September 28, 2000, the Venture completed the sale of the last remaining property, Northland Center. The Venture's share of net proceeds received was $12,367,221, resulting in a net loss of $7,154,379. On October 27, 2000, the Partnership made a distribution of $2.57 per BAC to holders of record as of September 28, 2000. The distribution was comprised of $2.29 per BAC representing a return of capital from the sale proceeds, and $0.28 per BAC representing a distribution of cash on hand from operations. The cash had been retained by the Venture to cover operating and working capital requirements at Northland Center, but became available for distribution due to the sale of the property.

    Cash received by the Venture from tenant rentals for the nine months ended September 30, 2000 decreased approximately $2.6 million, or 24%, to $8.2 million from $10.8 million for the nine months ended September 30, 1999. The decrease is due primarily to the sales of the 300 Delaware and 16/18 Sentry Park West properties in 1999, resulting in a decrease in tenant rentals received of approximately $3.9 million. This decrease was partially offset by an increase in cash from tenant rentals at Northland Center of approximately $1.4 million, due to the timing of the remittance of rental income.

  Financial Condition

    There are no remaining real estate assets at September 30, 2000 due to the sale of Northland Center in September, 2000.

    Cash and cash equivalents increased approximately $4.2 million, or 36%, from $11.8 million at December 31, 1999 to $16.0 million at September 30, 2000. The increase is due primarily to proceeds from the sale of Northland Center of approximately $12.4 million and cash received from operations of $2.3 million, partially offset by distributions to limited partners of $7.8 million and distributions to minority interest of $2.0 million.

    Accounts receivable and accrued investment income decreased approximately $1.7 million, or 57%, from $3.0 million at December 31, 1999 to $1.3 million at September 30, 2000, due primarily to the timing of the remittance of rental income at Northland Center.

    Deferred rent concessions decreased approximately $608,000, from $608,000 at December 31, 1999 to $0 at September 30, 2000, due to the sale of Northland Center.

  Results of Operation

    Rental income decreased approximately $1.6 million, or 43%, and $5.7 million, or 45%, for the three and nine months ended September 30, 2000, respectively, from $3.6 million for the three months and $12.6 million for the nine months ended September 30, 1999 to $2.1 million for the three months and $7.0 million for the nine months ended September 30, 2000. The decrease is due primarily to the sales of the 300 Delaware and 16/18 Sentry Park West properties in 1999. Rental income for these properties for the nine months ended September 30, 1999 was approximately $4.0 million. Additionally, rental income at Northland Center decreased by approximately $1.7 million due to tenant bankruptcies and renegotiation of a number of leases.

    Interest on loans receivable decreased approximately $51,000, or 100%, from $51,000 for the nine months ended September 30, 1999 to $0 for the nine months ended September 30, 2000. The decrease is due to the payoff of the Jericho mortgage note on February 1, 1999.

    Real estate operating expenses decreased approximately $1.4 million, or 26%, for the nine months ended September 30, 2000, from $5.5 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000. Approximately $1.1 million of the decrease is due to the sales of 300 Delaware and 16/18 Sentry Park West.

    Depreciation and amortization decreased approximately $789,000, or 100%, for the nine months ended September 30, 2000, from $789,000 for the nine months ended September 30, 1999 to $0 for the nine months ended September 30, 2000. The decrease is due to the Venture's remaining property, Northland Center, being classified as held for sale in June 1999, resulting in no further depreciation being recorded.

    Loss on write-down of real estate assets was approximately $3.7 million for the nine months ended September 30, 2000, compared to losses of $11.4 million for the nine months ended September 30, 1999, due to the write-downs of Northland Center in 2000 and the write-downs of 300 Delaware and Northland Center in 1999.

    General and administrative expense decreased approximately $34,000 or 47%, and $285,000, or 85%, for the three and nine months ended September 30, 2000, respectively, from $72,000 for the three months and $337,000 for the nine months ended September 30, 1999 to $39,000 for the three months and $52,000 for the nine months ended September 30, 2000. The decrease is due primarily to the Partnership paying legal fees of $212,000 during first quarter 1999 which should have been paid by Equitable. Equitable reimbursed the Partnership for these fees during March 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2000, the Partnership had no material exposure to market risk.

YEAR 2000

    As of September 30, 2000, the Partnership and the Venture have not experienced any material disruption of their internal computer systems or software applications, and have not experienced any problem with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

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